Form 10-K
period 1996-12-31
FIBERCORE INC
filed 1997-03-27
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        COMMISSION FILE NUMBER: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)
           Nevada                                                 87-0445729
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                        174 Charlton Road, P. O. Box 206
                              Sturbridge, MA 01566
              (Address and Zip Code of principal executive offices)

                                 (508) 347-7744
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                         Common Stock, par value $.001 per share
                                         ---------------------------------------
                                                        (Title of Class)
Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

                              Yes X          No
                                 ---            ---

and

(2) has been subject to such filing requirements for the past 90 days.

                              Yes            No X
                                 ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997: $19,328,375.

Number of shares outstanding as of February 28, 1997:  35,316,676.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                                    FIBERCORE, INC.
                                                   TABLE OF CONTENTS

                                                                                                                    Page

PART I .............................................................................................................  3
         ITEM 1.           BUSINESS ................................................................................  3
         ITEM 2.           PROPERTIES .............................................................................. 16
         ITEM 3.           LEGAL PROCEEDINGS ....................................................................... 16
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS ................................................................................. 16

PART II ............................................................................................................ 17
         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS ............................................................. 17
         ITEM 6.           SELECTED FINANCIAL DATA ................................................................. 18
         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS ..................................................... 20
         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................................. 26
         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE ..................................................... 56

PART III ........................................................................................................... 57
         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT .............................................................................. 57
         ITEM 11.          EXECUTIVE COMPENSATION .................................................................. 59
         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT .......................................................................... 62
         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................................... 64

PART IV ............................................................................................................ 66
         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K ............................................................................. 66

SIGNATURES ......................................................................................................... 69

                                                           2

                                     PART I

ITEM 1.           BUSINESS

GENERAL

   FiberCore, Inc. ("FiberCore" or the "Company") is engaged in the business of developing, manufacturing, and marketing single-mode and multi-mode optical fiber and optical fiber preforms for the telecommunications and data communications industry.

   The Company's products include single-mode and multi-mode optical fiber and optical fiber preforms. Preforms are the basic component from which optical fiber is drawn and subsequently cabled. The Company has developed a patented preform production process which management believes to be more cost effective than existing production methods in use. Through its wholly owned subsidiary, Automated Light Technologies, Inc. ("ALT"), the Company manufactures patented cable monitoring systems, a patented long range fault locator, cable protection devices, and electro-optical talk sets.

   In June 1994, the Company formed a wholly owned subsidiary in Germany, FiberCore Glasfaser Jena GmbH ("FCJ"), which leased a manufacturing facility in Jena, Germany ("the Jena Facility") for a fixed monthly sum, and acquired certain equipment located in that facility from SICO Quarzschmelze Jena GmbH ("SICO"). Until the year 2001, the Company's ownership of the equipment is subject to the right of the German government, from which SICO purchased the equipment, to repossess the equipment in the event the Company ceases production. The agreement pursuant to which the Company acquired the equipment provides for the issuance of 2,221,141 shares of Common Stock to SICO in exchange for the equipment. The Jena Facility is an existing 26,500 square foot optical fiber manufacturing plant which has been in operation since 1986.

   On July 18, 1995, FiberCore, Incorporated, the predecessor to FiberCore, Inc., incorporated under the laws of the State of Nevada in November 1993, merged into Venturecap, Inc. ("Venturecap"), an inactive corporation, organized under the laws of the State of Nevada in 1987. Venturecap issued 3.671307 shares in exchange for each outstanding share of FiberCore, Incorporated and, as a result, Venturecap issued a total of 24,617,133 shares for all of the outstanding shares of FiberCore, Incorporated. After the merger, Venturecap changed its name to FiberCore, Inc.

   On September 18, 1995, the Company acquired Automated Light Technologies, Inc. ("ALT"). ALT, a Delaware corporation organized in 1986 and engaged in the business of manufacturing equipment which monitors and identifies faults in fiber optic cables, cable protection devices, and electro-optical talk sets.

    In January 1996, the Company established a subsidiary, InfoGlass Incorporated ("InfoGlass"), through which it intends eventually to conduct its North American fiber optic business. The Company is currently planning the construction of a U.S. manufacturing facility to be operated by Infoglass, although there can be no assurance that the Company will obtain the financing necessary to construct this facility.

    The following is an organizational chart depicting the principal subsidiaries of the Company, all of which are wholly-owned by the Company, except Fiber Optic Industries (Pvt.) Ltd. ("FOI") (30%) and Middle East Optical Fiber Cable Co. ("MEFC") (15%):


                                              COMPANY CORPORATE STRUCTURE
                                                    FiberCore, Inc.
                                                     Headquarters
                                                         (USA)
-----------------------------------------------------------------------------------------------------------------------------------
FOI (Pvt) Ltd.       FiberCore Glasfaser Jena GmbH          InfoGlass, Inc.       FiberCore Mideast Ltd.           ALT, Inc.
 (Pakistan)                   (Germany)                         (USA)                   (Asia)                      (USA)
30% Owned by FCI          100% Owned by FCI                 100% Owned by FCI      100% Owned by FCI            100% owned by
                                                                                         MEFC                        FCI
                                                                                      15% Owned


 Company and ALT sales by product group for the last three years were as follows (includes sales of ALT prior to its acquisition by the Company):

                                            (dollars in thousands)

                                                  YEARS ENDED
                                                  DECEMBER 31
                                      --------------------------------------

                                       1994            1995        1996
                                       ----            ----        ----

Optical Fiber and
Preform...........................   $   231      $   3,009      $   7,907

ALT Products......................       476            246            189
                                     -------      ---------      ---------

                      Total.......   $   707      $   3,255      $   8,096
                                     =======      =========      =========


RECENT DEVELOPMENTS

   In April 1995, the Company issued a note to AMP, Incorporated ("AMP") (the "AMP Note"). The AMP Note is a ten year $5,000,000 convertible note. AMP, a company listed on the New York Stock Exchange, with worldwide sales in excess of $5.0 billion in 1995, is a manufacturer of electrical and optical connection devices, systems and other equipment including fiber optic cable. Principal plus accrued interest on the AMP Note at a rate of LIBOR plus one percent may be converted into Common Stock through April 17, 2005. Until April 17, 2000, the conversion price is $1.16 per share; thereafter the conversion price is equal to the price per share paid by a third party investor in the private sale of Common Stock immediately prior to such conversion. The AMP Note is collateralized by the Company's patents, patent applications, licenses, rights and royalties arising from such patents. The AMP Note is subject to prepayment on demand in the event the Company is the issuer of securities to be sold by the Company under an effective registration statement. On November 27, 1996 AMP converted $3,000,000 of principal plus $540,985 of accrued interest into 3,058,833 shares of Common Stock of the Company.

   In July 1996, AMP entered into a five year supply contract (renewable at AMP's option for an additional five year period) with the Company whereby AMP has undertaken to purchase from the Company at least 50% of AMP's future glass optical fiber needs. On November 27, 1996, the Company obtained an additional $3,000,000 loan at an interest rate of prime plus 1%, adjustable on the first business day of each calendar quarter, from AMP to fund the expansion of the Jena Facility. In exchange AMP received a 10 year note and common stock purchase warrants exercisable for up to 1,382,648 shares of Common Stock at $1.45 per share and expiring on November 27, 2001. In connection with the new AMP loan and the expansion of the Jena Facility, the Company has been awarded a grant from the German Government of approximately $2,700,000 and has received a loan from Berliner Bank of approximately $5,100,000, which has been funded contemporaneously with the new $3,000,000 AMP loan. The Company also agreed to issue AMP additional shares of Common Stock in the event the Company's share price does not exceed $2.17 for 30 consecutive trading days by November 27, 1998. The issuance of additional shares under the new AMP Loan would have a dilutive effect on the Company's other shareholders and could adversely affect the market price of the Common Stock. As part of the new $3,000,000 loan from AMP, Mohd A. Aslami, Charles DeLuca, M. Mahmud Awan and AMP entered into a Voting Agreement pursuant to which they agreed to vote together to elect a slate of directors to the Board of Directors of the Company. The proposed slate of directors initially consists of Mohd A. Aslami, Charles DeLuca, Hans F.W. Moeller, one nominee of AMP and three outside directors, one of whom is Dr. M. Mahmud Awan. The Voting Agreement also requires a classified and three year staggered Board of Directors. Such Voting Agreement would remain in effect until the earlier of (i) termination of the new AMP loan agreement, or (ii) an underwritten public offering by the Company which generates at least $5,000,000.

   Since October 1995, Middle East Specialized Cables Co. ("MESC") has purchased 734,262 shares of Common Stock for an aggregate purchase price of $1,000,000. MESC will also be issued 312,061 shares of Common Stock and will be granted Warrants to purchase 550,696 shares of Common Stock at an exercise price of $1.63 per share through April 13, 1997, upon delivery of a supply agreement, valued at $33 million between the Company and MEFC, a joint venture between the Company, MESC and others. On exercise of the Warrants MESC will receive an additional 238,635 shares of Common Stock.

    On November 1, 1995, the Company entered into an International Distributor Agreement with Techman International Corp. ("Techman"). Under such agreement, Techman will be issued Warrants for the exercise of up to 1,000,000 shares of Common Stock. The Warrants will be exercised and the applicable shares will be issued ratably by the Company as commissions on Company sales generated by Techman up to $200,000,000. Dr. M. Mahmud Awan, a director of the Company, is president and sole shareholder of Techman.

   On January 11, 1996, pursuant to a Share Purchase Agreement, Techman agreed to purchase for $1,000,000 a total of 734,260 shares of Common Stock, and Warrants exercisable at $1.63 per share into 550,696 shares of Common Stock expiring on January 11, 1998. Additionally, Techman would be issued 312,061 shares of Common Stock upon the delivery of a supply agreement between FOI and the Company. FOI is a joint venture between the Company and Techman. In 1996, the 734,260 shares and the 312,061 shares, above, were issued to Techman in exchange for the payment of $1,000,000 and the delivery by Techman of a twenty year supply agreement between the Company and FOI, which management believes could generate revenues of up to approximately $93 million over five years, although there can be no assurance such revenues will be received. The Company used $450,000 of the proceeds as an additional capital contribution in FOI. The Company maintains a 30% ownership interest in FOI.

   On July 31, 1996, the Company borrowed $500,000 under two loan agreements with the spouses of the Chairman and Chief Executive Officer and the Executive Vice President of the Company. The loans are in the amount of $250,000 each, bear interest at the prime rate plus one percent (currently 9.25%) and are due on June 30, 1999. In conjunction with the loans, each lender received Warrants to purchase 115,220 shares of Common Stock at a price of $1.81 per share. The Warrants expire on July 31, 2001.

FIBER OPTIC PREFORM MANUFACTURING TECHNOLOGIES

   Optical fibers are solid strands of hair-thin, high quality glass which are usually combined to form cables for transmitting information via light pulses from one point to another. The fibers consist of a core of high-purity glass which transmits light encased within a covering layer designed to reduce signal loss through the side walls of the fibers. Information transmitted through optical fibers is converted from electrical impulses into light waves by a laser or light emitting diode. At point of reception, the light waves are converted back into electrical impulses by a photo-detector.

   Communication by means of light waves guided through glass fibers offers a number of advantages over conventional means of transmitting information. Glass fibers carry significantly more information than metallic conductors and, unlike metallic conductors, are not subject to electromagnetic or radio frequency interference. Signals of equal strength can be transmitted over much longer distances through optical fibers than through metallic conductors and require the use of fewer repeaters (devices which strengthen a signal). Further, fiber-optic cables, which typically consists of numerous optical fibers encased in one or more plastic sheaths, are substantially smaller and lighter than metallic conductor cables of the same capacity, so they can be less expensive and more easily installed, particularly in limited conduit or duct spaces.

   There are two basic types of communication optical fibers: multi-mode fiber and single- mode fiber. Multi-mode fiber has a larger core (the area where the light travels) than single-mode fiber, carries less bandwidth and is more expensive. It is generally used over relatively short distances in wiring buildings and groups of buildings. The electronics and the connectors required to work with multi-mode fiber are less costly than the electronics required for single mode-fiber. For example, the light source for multi-mode fiber can be light emitting diodes, while single-mode fiber requires laser light sources. Single-mode fiber is used in long-distance trunk lines (cables between cities) and fiber-to-the-curb (cable from a central office to the curb in front of an office building or home).

   The three basic technologies widely used to manufacture multi-mode and single-mode optical fiber are:

1.   Outside Vapor Deposition ("OVD"), otherwise known as the "Corning process."

2. Inside Vapor Deposition ("IVD"), which is also known as Modified Chemical Vapor Deposition ("MCVD") or the "AT&T process". Due to its flexibility and relative ease of operation, this process is the most widely used around the world by independent manufacturers.

3. Axial Vapor Deposition ("AVD"), also known as the "Japanese process". This process is similar to the Corning process.

   The basic production unit from which fiber "is drawn" is a preform. A preform is a cylindrical high purity glass rod with a high refractive index glass material in the central part of the rod (the "core") and a low refractive index glass material in the outer part of the rod (the "clad"). The rod can be less than one inch to several inches in diameter and one to several meters in length. From one such preform many thousands of meters of optical fiber can be drawn. The OVD and AVD processes both manufacture 100% of the glass composing the final preform and are comparable in terms of machine speeds that manufacture glass per unit of time. These speeds are significantly higher than those of the IVD process. In contrast, the IVD process manufactures only about one-third of the total glass required in the manufacture of a preform, with the balance of the glass being purchased in the form of a tube at costs significantly lower than that of either OVD or AVD, thus balancing the overall expense.

   Optical fiber cable is produced from optical fiber by first coloring the coated fiber and then encasing the fiber in a protective jacket.

PROPRIETARY MANUFACTURING PROCESS AND PRODUCTS

   The Company manufactures both multi-mode and single-mode preforms and fiber, but does not manufacture optical fiber cable, although MEFC, in which the Company has an interest, intends to draw fiber from preforms and to manufacture fiber optic cable.

   The Company's patented technology can be best described as a "rod-and-tube" process, or as a hybrid of the OVD, IVD and the AVD processes. The Company's process takes advantage of available high quality doped(1) and undoped fused silica rods and tubes during the manufacturing process to produce more efficiently single-mode optical fiber preform and single-mode fiber at a substantially reduced cost than the alternative processes.

   Specifically, the Company's process places a high-purity "core" glass rod inside a high-purity glass tube or "clad", which has a lower refractive index than the core, and collapses the tube over the rod to form an intermediate preform. The Company purchases the glass tubes and manufactures the "core" glass inside of the purchased glass tube. The composite material is subsequently converted to a glass rod referred to as an intermediate preform. Such intermediate preform can also be manufactured by any of the other existing processes. This intermediate preform is placed inside another purchased tube and collapsed together to form a final preform, which has the proper ratio of core-to-outside-diameter-glass. The preform is then drawn into finished fiber by placing it inside a "draw furnace", heated to approximately 2000 degrees Celsius, and "stretched" into tens of thousands of meters of hair-thin, flexible glass fiber. The Company believes that its patented process offers manufacturing-cost and capital-investment advantages over the processes currently in use by competitors for the manufacture of optical fiber, because
(i) the machine time necessary to produce a given size preform is significantly less, thereby allowing the Company to produce more preforms in the same time period; and (ii) the Company purchases the tube while manufacturing a much smaller portion of the clad and all of the core which accounts for approximately 5% of the preform, while the OVD process, for example, manufactures 100% of the preform, requiring substantially more capital investment.


--------
(1) Doping means adding other glass materials, such as germanium dioxide to the silica glass.

   Prior to its acquisition by the Company, the Jena Facility was used to manufacture multi-mode fiber and preform for the Eastern European market. The Company's lease of the Jena Facility provides a potentially efficient, low-cost, existing manufacturing operation. Management believes the time and cost required to achieve manufacturing efficiencies at the Jena Facility can potentially be minimized as a result of management's knowledge and experience in fiber production and machine design.

ALT PRODUCTS

   The Company's ALT subsidiary has four principal products, all of which are manufactured at the Company's Sturbridge, Massachusetts facility and are marketed by independent sales representatives.

   ALT's Fiber Optic Cable Montitoring Systems ("FOCMS") facilitate the continuous monitoring of fiber optic and copper cables. The FOCMS consist of sensors housed in a protective cover placed at cable splice points and connected to a central monitoring system. ALT holds two United States patents covering this technology. ALT purchased one of these patents and know-how relating to fiber optic cable monitoring systems on September 7, 1986, from Norscan, a Canadian company. Norscan retained the right to use the technology in Canada and the rights to a Canadian reissuance of the purchased patent and has had the technology in operation on the Trans Canada fiber optic network since 1988. ALT intends to make the technology widespread in other regions worldwide. A dispute exists between ALT and Norscan with respect to Norscan selling FOCMS products, in competition with ALT products, that utilize technology other than the technology assigned to ALT pursuant to its agreement with Norscan. ALT contends that, in so doing, Norscan is violating a non-competition provision of Norscan's agreement with ALT. Failure by ALT and Norscan to resolve this dispute could materially adversely affect the future sales of ALT products.

   ALT also manufactures patented long range fault locators, which are generally used in pairs. Typically, each device is applied at a point on a fiber optic cable, less than 100 miles from the other unit. These devices can detect and locate cable faults between the units.

   In addition, ALT manufactures cable protection devices, which are applied at cable splice joints prior to cables entering a building to protect against hazardous electrical currents that could otherwise be carried by metal sheaths encasing optical fibers, and electro-optical talksets, which are used by field personnel to communicate over optical fiber, twisted pair-cable (regular telephone cable), and metal sheaths encasing optical fibers and copper cables.

   Customers for the FOCMS and other ALT Products have included telephone companies worldwide, including MCI Telecommunications Corp., AT&T and Pacific Telesis.

   ALT also has developed flood and leak detection devices for the home. ALT is not actively marketing these products because of lack of resources, but may attempt to market such products in the future.

RESEARCH AND DEVELOPMENT

   The Company conducts research and development activities at its Jena Facility and Sturbridge offices. The Company's research and development activities consist primarily of optical fiber manufacturing process improvements and fault locating technology improvements, as well as the development for sale of new fault locating products. The Company is currently conducting research in Germany under two grants from the German government totaling approximately $107,000.

   The Company incurred costs of $420,000, $75,000 and $90,000 for research and process development for the fiscal years ended December 31, 1996, 1995, and 1994, respectively. The principal purpose of the research activity is to improve the production process for the manufacturing of fiber preforms, with concentration on reducing production time and reducing raw material consumption per unit of product. ALT's expenditures are principally for product development and enhancements of its products.

   Three of the Company's employees devote over 90% of their time, and two employees devote over 50% of their time to research and development, which includes process and product development.

SALES AND MARKETING

   The Company's initial marketing efforts are being primarily targeted at the overseas markets, particularly toward developing nations whose telecommunications infrastructure is in the early stages of evolution and where competition is not well established. The Company is initially targeting the large fiber optic cable manufacturing companies in Asia, the Middle East, the Pacific Rim, and certain European and Eastern European markets.

   The Company's sales and marketing objective is to develop long-term, strategic relationship/supply contracts for both preform and fiber products as rapidly as practical, emphasizing the cost advantages of the Company's patented technology.

JOINT MARKETING ARRANGEMENTS

   Pursuant to an agreement executed in June 1994 and subsequently amended on June 17, 1995 (the "Royle Cooperation Agreement"), which expires in June 1999, the Company has been making joint proposals to sell fiber and preforms with John Royle and Sons, Inc. ("Royle"), a manufacturer, distributor and value added installer of cable manufacturing systems with customers and sales channels worldwide. Gregory Perry, a shareholder and a former director of the Company, is Director of Fiber Technology at Royle.

   The Company is attempting to enter into joint ventures with potential foreign and domestic partners, including cable manufacturers, to build modern plants for producing optical fiber and optical fiber cable. Most of these plants will require preform as "raw material". In 1995, Royle and the Company, each through subsidiaries, entered into such an agreement (the "Mideast JV Agreement") with Middle East Fiber Optic Manufacturing Company Limited ("MEOFC"), a Saudi Arabian company. Pursuant to the agreement, the parties jointly own MEFC, a Saudi Arabian joint venture company. MEFC will engage in the manufacture and sale of optical fiber and optical fiber cable both inside and outside of Saudi Arabia. The Company and Royle each contributed $500,000 to the venture and each holds a 15% interest in MEFC. MEOFC contributed $2,330,000 and holds a 70% interest. MEFC has placed a $5,500,000 purchase order with Royle for fiber optic cable manufacturing equipment, and intends to purchase fiber and preforms from the Company. The Company and MEFC have entered into a long-term supply agreement for MEFC to purchase and the Company to supply fiber and preforms totaling approximately $33,000,000 over the next five years. Shipments under this agreement are expected to commence in 1997. The Company may not transfer its interest in MEFC to any entity other than Royle or MEOFC without the permission of such parties.

   In connection with the Company's participation in MEFC, on October 5, 1995, MESC, a Saudi Arabian Company in which the owners of MEOFC have an interest, purchased 367,131 shares of Common Stock at an aggregate price of $500,000. In November 1996, MESC purchased a second block of 367,131 shares of Common Stock for an additional $500,000. The proceeds of this sale ($500,000) was used as the Company's capital contribution to MEFC, described above.

   The Company is seeking to increase market penetration in optical fiber markets through strategic alliances and/or joint ventures similar to the MEFC joint venture. Currently, negotiations are underway with several potential new joint venture partners. These relationships are being structured so that the Company provides the preforms and the related technology requirements and the partner provides the financing, operating and local marketing expertise. In this way, it may be possible for the Company to rapidly obtain market penetration with little, if any, capital investment. Discussions regarding similar joint ventures and/or strategic alliances are underway in India, China and several other countries, although there can be no assurances that such discussions will lead to the consummation of any transactions.

CUSTOMERS, INVENTORY, BACKLOG AND ADVERTISING

   A key element of the Company's marketing strategy is to maintain sufficient raw material and finished goods inventories to enable the Company to fill customer orders promptly. This strategy requires a substantial amount of working capital to maintain inventories at a level sufficient to meet anticipated demand.

CUSTOMERS REPRESENTING OVER 10% OF SALES

   The following table is based on the combined sales of the Company and ALT for all periods presented.

                                           Optical Fiber and
                                            Preform Business           ALT           Combined
                                            ----------------           ---           --------
1996
  Leonische Drahtwerker AG                      57%                    --              56%
  Pinacl                                        15%                    --              15%
  Deats Construction Co., Inc.                  --                     48%             Less than 10%
  Henkle E. McCoy                               --                     19%             Less than 10%
  MCI                                           --                     16%             Less than 10%
1995
  Leonische Drahtwerker AG                      62%                    --              57%
  Deats Construction Co., Inc.                  --                     11%             Less than 10%
  Henkle E. McCoy                               --                     --              Less than 10%
  MCI                                           --                     11%             Less than 10%
  Sterilite                                     11%                    --              10%
  Condumer, Inc.                                10%                    --              Less than 10%
1994
  Leonische Drahtwerker AG                      28%                    --              9%
  Deats Construction Co., Inc.                  --                     --              --
  Henkle E. McCoy                               --                     --              --
  MCI                                           --                     36%             24%
  Sterilite                                     --                     --              --
  Condumer, Inc.                                --                     --              --
  AT&T                                          --                     10%             Less than 10%
  Traylor Brothers                              --                     19%             13%
  SICO                                          72%                    --              23%


   The Company believes that only the loss of Leonische Drahtwerker AG and Pinacl would have a material adverse effect on the Company.

   The Company currently has a backlog of orders approximating $18.6 million and supply agreements, which, in management's opinion, are sufficient to consume the Company's current production capacity and the current expansion of capacity at the Jena Facility. Accordingly, sales of optical fiber and preforms are being made by only one full-time salaried employee who is engaged in sales as only a portion of his duties. The Company, however, plans to commence the use of independent local sales representatives in some international markets during
1997 to coincide with the Company's planned additional expansion of the Company's production facilities beyond the current expansion of the Jena Facility. Assisted by local representatives, management intends to host seminars in key countries to identify the best possible sales opportunities and to establish potential relationships with key managers of local cable and telephone companies. In addition, other management executives are engaged in negotiating long-term supply agreements with current and potential customers. Sales of ALT products are made by one salaried full-time Company employee based in Massachusetts, who is engaged in sales as only a portion of his duties, as well as by a number of independent sales agents.

    The Company does not currently engage in extensive advertising. Commencing in 1997, and in conjunction with the use of local sales representatives, the Company intends to advertise in trade journals. The advertising effort will focus on developing an overall corporate image as well as name recognition of the product and awareness of its competitive advantages. Advertisements will also include reader response cards to generate sales leads for direct follow-up. In addition, the Company intends to exhibit at selected industry trade shows.

COMPETITION

FIBER PREFORM

   Management believes that there is limited competition in the sale of preforms to cable manufacturers who draw their own fiber. Such competition, however, is expected to grow. At present, the competition for single-mode preforms on a world-wide basis is limited to two United States manufacturers, SpecTran Specialty Optics ("SpecTran"), formerly Ensign Bickford Optics/Lightwave Technologies, Inc., and Alcatel U.S.A. SpecTran's product sales are for unique fiber applications. Alcatel U.S.A. is marketing single mode preforms and has the capability to market multi-mode preforms now and in the future. In Europe, Lycom, Alcatel and Nokia, Shin-Etsu from Japan and DaiWoo from Korea are marketing single mode preforms.

   The predominant practice of most fiber manufacturers is to make fiber optic preform only for their internal use and not to sell preform to other fiber-optic manufacturers. Management believes these large companies will not enter the preform market since demand for fiber currently exceeds supply and fiber manufacturers have an inherent disincentive in selling preforms; they have already invested heavily in plant, equipment and technology to convert preforms into fiber and/or cable, and by selling preforms they would be giving up value-added margins. The disadvantages associated with selling preforms to third parties for companies like Corning and AT&T do not apply to the Company, because, unlike those companies, the Company's customers are not vertically integrated, and require preforms which are in limited supply.

   Due to the current high demand for fiber, the Company has initially concentrated on manufacturing and selling fiber and currently plans to increase its fiber manufacturing capability. Because competition in the production of preforms is somewhat limited, the Company plans to focus its future manufacturing and marketing efforts on the preform segment of the market.

FIBER

   The competition in multi-mode fiber products is limited to a few manufacturers in North America and Europe. They include Corning, AT&T, Alcatel and SpecTran in the United States and Plasma Optical Fiber and Alcatel in Europe. Management believes that Corning, AT&T, and Alcatel generally supply the bulk of their production to their own cablers or joint venture partners.

   The competition in the single-mode fiber market is much more extensive than in the preform market or the multi-mode fiber market. Most of the competition for fiber comes from Corning and AT&T. Both Corning and AT&T have several joint ventures throughout the world, but, it is believed by management, generally play significantly smaller roles than their partners. Competition in the fiber market is primarily based on availability and quality. With some exceptions, the Company's fiber is generally priced at comparable levels to fiber manufactured by the larger producers.

ALT PRODUCTS

   The Company's management believes there is limited or no direct competition for its FOCMS product line except Norscan. Most other competing technologies and products are more complementary to the Company's products than true competitors because these products and the Company's products are both needed to perform short range and long range fault locating.

   Numerous  companies   manufacture  cable  protection  devices.   The  Company
believes, however, that it has the only product approved by U/L Laboratories, an internationally recognized certifying organization.

    Numerous companies manufacture field talksets that enable personnel to communicate over either twisted pair, metal sheath or optical fiber. The Company knows of no other company that manufactures a product that enables personnel to communicate over all three media, although many companies have or can acquire the technology to create such a device.

PRODUCT WARRANTIES

   Customers may obtain refunds for any defective fiber and fiber preforms shipped by the Company within 90 days of delivery. The Company extends one year warranties on ALT Products.

PATENTS

    The Company is the registered owner in the United States of U.S. Patent No. 4,596,589 relating to optical fiber fabrication. The patent, which expires in 2003, was acquired in 1993 from Gregory Perry, a co-founder of the Company and currently a consultant to the Company on an as needed basis. The existing patent provides a more efficient method for fabricating a single-mode optical fiber preform by substantially reducing the time and cost required to produce the preform. The patent also provides an efficient method of attaching cladding material around a single-mode fiber core. The Company has filed an application in the United States and European Common Market improving upon the process covered by the above patent, and intends to file in other foreign jurisdictions, as well as filing further improvement patents for its process.

   In addition, in conjunction with its acquisition of equipment located at the Jena Facility, the Company acquired the right and title to all SICO patents and expertise developed or owned by SICO relating to fiber optics. In the event the Company were to default on its obligations to SICO, the Company's title to these patents could revert to SICO. Without the use of SICO patents and technology, the Company's expense in manufacturing optical fiber and optical fiber preforms could increase substantially.

   The Company is the registered owner in the United States of three patents covering its cable monitoring systems and fault locating methods. The Company acquired the first such U.S. patent, Patent No. 4,480,251, which covers cable monitoring systems and expires in 2001, from Norscan. A patent issued by the United Kingdom for the same technology was also acquired by the Company from Norscan. The Company has filed international patent applications covering this technology in various other countries around the world, although none have yet been granted. Pursuant to the Company's agreement with Norscan, Norscan has the right to a Canadian patent reissuance and may otherwise use the technology in Canada. The Company has improved upon Norscan's technology and obtained a European patent and United States patent, Patent No. 5,077,526, which expires in 2008 covering the improvements. The Company also owns a United States patent, Patent No. 4,947,469 expiring in 2007, and a European patent covering a cable fault location method. In addition, the Company owns a United States patent covering the provision of backup power to optical communications systems.

   The Company's ability to compete effectively will depend, in part, on its ability to protect its patents. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. Furthermore, there can be no assurance that others will not independently develop products that are similar or superior to the Company's products or technologies, duplicate any of the Company's technologies, or design around the patents issued to the Company. In addition, the validity and enforceability of a patent can be challenged after its issuance. While the Company does not believe that its patents infringe upon the patents or other proprietary rights of any other party and is unaware of any claim of such infringement, other parties may claim that the Company's systems do infringe upon such patents or other proprietary rights. There can be no assurance that the Company would be successful in defending against such a claim of infringement. Moreover, the expense of defending against such a claim could be substantial.

INTERNATIONAL OPERATIONS

   The Company is subject to all the risks of conducting business internationally. These risks include unexpected changes in legislative or regulatory requirements and fluctuations in the United States dollar and the German mark, and other currencies in which the Company is doing business from time to time. The Company has limited foreign currency fluctuation exposure and does not currently engage in foreign currency hedging transactions. The business and operations of the Company's Germany subsidiary, FCJ, are subject to the changing economic and political conditions prevailing from time to time in Germany. Labor costs, corporate taxes and employee benefit expenses are high and weekly working hours are shorter compared to the rest of the European Union, the United States and Japan. The Company's participation in MEFC and its investment in FOI are subject to the risks of doing business in Saudi Arabia, and in the Middle East in general. These risks include, but are not limited to, the threat of regional conflict. In 1996, 1995 and 1994, FCJ accounted for 98%, 90% and 100% of the Company's sales, respectively.

TRADEMARKS

   FCJ is the owner of the registered trademark Infoglass(R) under which it markets its optical fiber products. ALT is the owner of the registered trademark Floodhound(R) which is used in the sale of the Company's water leak detection devices. These products are not currently marketed by the Company.

SEASONALITY

   The Company's business does not have strong seasonal fluctuations and the Company does not expect material seasonal variations to revenue.

RAW MATERIALS

   The Company presently can purchase all its raw material requirements for its optical fiber and preform business. The major component of a preform is silica glass tubing which is available in various sizes. Various high purity gases such as oxygen, nitrogen, argon, helium, chlorine and chemicals such as silicon tetrachloride, silicon tetra fluoride and germanium tetrachloride are used in the process of manufacturing preform. During the years 1994 and 1995, the Company's optical fiber and preform business purchased approximately 90% of its key glass tubing raw material from one supplier. This supplier accounted for over 46% of the Company's glass tube requirements in 1996. If the Company becomes unable to continue to purchase raw materials from this supplier, there can be no assurance that the Company will not face difficulties in obtaining raw materials on commercially acceptable terms, which could have a material adverse effect on the Company. To limit future shortages of key materials, the Company successfully identified other suppliers of this material. The Jena Facility has the capability to manufacture the high-purity synthetic core glass using a first purchased cladding tube, as well as adding additional purchased cladding tubes using the Company's patented production process.

   The Company's ALT subsidiary uses raw materials widely available from numerous suppliers.

EMPLOYEES

   At December 31, 1996, the Company employed 66 persons, of whom 4 are executives, 7 are engaged in administration, 50 are engaged in manufacturing and 5 are engaged principally in research and development; of the Company's employees 57 are located in Jena, Germany. The Company is not party to any collective bargaining agreements and the Company does not maintain a pension plan. The Company considers its relations with employees to be satisfactory and believes that its employee turnover does not exceed the industry average.

ITEM 2.           PROPERTIES

   The Company subleases 5,000 square feet of office space as its headquarters in Sturbridge, Massachusetts. The Company is currently planning to relocate its headquarters in the Sturbridge area although no site has, as yet, been acquired.

    The Company's optical fiber and preform manufacturing facility is located in Jena, Germany. The facility is leased from SICO. It occupies approximately 26,500 sq. ft., including 17,200 sq. ft. of clean room manufacturing space, 6,100 sq. ft. of office and storage space and an additional 3,200 sq. ft. of outside facilities for gas storage tanks. The Company owns all machinery and equipment at the facility, subject to certain restrictions. The lease expires in 2000 and is renewable for additional terms aggregating 25 years. The Company maintains casualty and liability insurance on the Jena Facility. There is no assurance that in the event of a loss, policy limits will not be exceeded.

ITEM 3.           LEGAL PROCEEDINGS

   The Company's FiberCore Jena subsidiary, SICO and SICO's president, Mr. Walter Nadrag (who was previously the Managing Director of FiberCore Jena) are defendants in a lawsuit in Germany brought against them by COIA GmbH, a former customer, claiming damages of approximately $200,000 arising from FiberCore Jena's alleged failure to comply with a sales contract. The Company believes no sales contract existed and is aggressively defending this action. In addition to the above, the Company is subject to various claims which arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse affect on the business of the Company.

The Company's ALT subsidiary is in a dispute with Norscan, a Canadian company, with respect to Norscan selling FOCMS products, in competition with ALT products and in violation of a non-competition agreement between ALT and Norscan. Although no litigation has commenced as of the date of this report with respect to this dispute, ALT would be the claimant in any lawsuit brought in connection with this matter. Failure by ALT and Norscan to resolve this dispute could have a material adverse affect on the future sales of ALT Products.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

   The Company's stock is traded on the Over the Counter (OTC) Bulletin Board. There were 230 holders of record and 389 beneficial owners of Common Stock as of February 28, 1997. The public market for the Common Stock on the Bulletin Board, where the stock trades under the symbol FBCE, is limited. Set forth below for the periods indicated are the high and low closing prices for the Common Stock as reported on the Bulletin Board. The prices prior to July 18, 1995 reflect the price of Venturecap, a predecessor to the Company, which traded under the symbol VTUR.

STOCK PRICE AND DIVIDEND POLICY


                 Period                                  High Bid                                 Low Bid
                 ------                                  --------                                 -------
1995
   1st quarter                                      No Reported Trades                       No Reported Trades
   2nd quarter (first reported
      bid on May 11, 1995)                                $4.94                                    $2.55
   3rd quarter                                            $4.45                                    $2.75
   4th quarter                                            $3.25                                    $2.37
1996
   1st quarter                                            $3.12                                    $2.00
   2nd quarter                                            $7.25                                    $1.75
   3rd quarter                                            $7.44                                    $3.00
   4th quarter                                            $4.13                                    $2.63
1997
   1st quarter
   to March 14, 1997                                      $6.25                                     $1.06

   The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition, contractual and legal restrictions and other relevant factors. The Company does not expect to declare or pay any dividends in the foreseeable future. In addition, the ability of the Company to pay cash dividends in the future will be subject to its ability to meet certain other of its obligations.

ITEM 6.           SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data of the Company for each of the years 1996, 1995, 1994, 1993, and 1992 has been derived from the audited financial statements and notes thereto of the Company and its predecessors. The information set forth below is qualified by reference to, and should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                              Years Ended December 31,

                                      (Dollars in thousands except share data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                    1996           1995(1)        1994(2)(3)        1993(2)(3)         1992(4)
                                                    ----           -------        ----------        ----------         -------
Operating Data:
  Net sales                                      $8,096             $3,094              $231                --              --
                                                 -------            ------          --------
  Costs and expenses:
  Cost of sales                                    7,200             4,509             1,064                --              --
  Research and development                           420                75                90                --              --
  Selling, general, and administrative             4,324             2,100               700               $ 1              --
  Interest expense, net                              387               368                 7                --              --
  Other expense (income), net                       (102)               51                (5)               --              --
                                                 -------           -------          --------            ------          ------
  Income (loss) before
    provision for income taxes                    (4,133)           (4,009)           (1,625)               (1)             --
  Provision for income taxes                          --                --                --                --              --
  Net income (loss)                               (4,133)           (4,009)           (1,625)               (1)             --
Primary earnings (loss) per
   share                                           (0.13)            (0.15)            (0.07)                --             --
Weighted average shares
  outstanding                                 31,695,693        26,584,630        22,873,322        21,309,323         955,450
Balance Sheet Data:
  Working capital (deficit)                          150              (277)             (519)              403               5
  Total assets                                    17,642            14,783             4,270               645               5
  Long-term debt                                   4,545             5,000               456                --              --
  Total liabilities                                7,617             8,415             1,687                 4              --
  Accumulated deficit                             (9,771)           (5,638)           (1,628)               (3)             (2)
  Stockholders' equity                            10,025             6,368             2,583               641               5

                                 FIBERCORE, INC.
                        NOTES TO SELECTED FINANCIAL DATA

1.   Includes the results of ALT from  September  18, 1995 through  December 31,
     1995.

2.   Does not include the results of ALT.

3.   Reflects the Venturecap merger as of the beginning of the period.

4. The year 1992 reflects the financial position of Venturecap, Inc. which was a development stage company, prior to the merger with FiberCore, Incorporated in 1995. Venturecap had no significant activities in those years. FiberCore, Incorporated was formed in November 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (Dollars and Deutsche Marks in Thousands)

BACKGROUND

   This Annual Report on Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discusssed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission.

   FiberCore, Incorporated, the predecessor to the Company, was organized under the laws of the State of Nevada on November 5, 1993. Venturecap, Inc. was a development stage enterprise, with no significant operations, no significant assets or liabilities and was inactive from 1990 until the time of the Venturecap Merger with FiberCore, Incorporated on July 18, 1995. Venturecap issued 24,617,133 common shares for all of the outstanding shares of FiberCore, Incorporated. The Venturecap Merger has been accounted for as a pooling of interests. Subsequent to the Venturecap Merger, Venturecap changed its name to FiberCore, Inc. (hereinafter "FiberCore" or the "Company").

   The Company operates primarily through its FiberCore Jena subsidiary. The Company maintains a headquarters in Sturbridge, Massachusetts which is staffed by executive, engineering, accounting and administrative personnel. The following discussion and analysis of the results of operations is based on the Company's audited financial statements for the years ended December 31, 1996, 1995 and 1994.

RESULTS OF OPERATIONS

   Year Ended December 31, 1996

   Total revenues for the year ended December 31, 1996 were $8,096 compared with revenues of $3,094 for the year ended December 31, 1995, an increase of 162%. This increase in revenues was attributable to the Company's increase of production capacity resulting from an upgrade of the Jena Facility, and the Company's sales and marketing efforts resulting in the addition of new customers.

   Gross profit for the year ended December 31, 1996 was $896 compared to a loss of $1,415 for the year ended December 31, 1995. This difference was attributable to the higher volume of production and the upgrade of the Jena Facility since its acquisition in July 1994. The improvement and upgrading of machinery and equipment and production process technology changes resulted in better production yields and lower per unit production costs.

   Selling, general and administrative expenses were $4,324 for the year ended December 31, 1996 compared to $2,100 for the year ended December 31, 1995, an increase of 106%. This increase was due primarily to non-cash compensation expense of $846 incurred in connection with the grant to employees and others of options to acquire 382,184 shares of common stock of the Company, the acquisition of ALT in September, 1995, which accounted for $704 of the increase and approximately $421 of legal,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

accounting, and other costs incurred in connection with the Company's registering its common stock with the Securities and Exchange Commission. Additionally, the commencement of increased production at the Jena Facility, the Company's increased sales and marketing efforts and the addition of personnel in Germany, added to this increase in costs.

   Interest expense for the year ended December 31, 1996 was $393 compared to $516, a decrease of 24% from the year earlier comparable period. This decrease was due to the repayment in 1995 of a working capital line of credit that was outstanding for most of 1995, offset by the interest on the AMP Note.

   Interest income was $6 for the year ended December 31, 1996 compared to $148 in 1995. The decrease of $142 was principally due to the interest earned on the short-term investment of the $5,000 AMP loan in 1995. The AMP loan proceeds were used in 1995 to repay a line of credit and investments in the Jena Facility.

   Other income, net of other expense, was $102 for the year ended December 31, 1996 compared to net expense of $51 in 1995. The increase in other income in 1996 was principally due to the receipt of research grants of $109 in Germany.

   The net loss for the year ended December 31, 1996 was $4,133, an increase of $124 (3%) from the loss of $4,009 in the corresponding period in 1995. The primary cause of the increase was the improvement in sales and gross profit at the Jena Facility offset by the changes in administrative and interest income and expense as described above.

   Year Ended December 31, 1995

   Total revenues for the year ended December 31, 1995 were $3,094 compared to $231 for the prior year, an increase of $2,863 (1,239%). This increase in revenues was due to the acquisition of the Jena Facility by the Company in July 1994, with sales commencing primarily in the last quarter of the year and expansion and upgrade of the Jena Facility since its acquisition. The results for 1995 reflect a full year of operations and the related increase in sales volume to new customers.

   Selling, general and administrative costs increased by $1,400 in 1995, a 200% increase over 1994. This increase is principally attributable to the full year of operation at the Jena Facility compared to only six months of operation in 1994. In addition, the acquisition of ALT in September 1995 added $223 to administrative costs in 1995.

   Interest expense was $516 in 1995 compared to $22 in 1994, a 2,245% increase. This increase was caused by a working capital loan that was outstanding during 1995 and interest on the AMP Note that was closed in April 1995.

    Interest income was $148 in 1995 compared to $15 in 1994, an increase of $133 (887%). This

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increase resulted principally from the short term investment of the proceeds of the AMP Note.

   The net loss for the year ended December 31, 1995 of $4,009 was $2,384 or 147% greater than the loss of $1,625 for the year ended December 31, 1994. The increase in loss is principally related to the increase in costs as described above and the full year of operations of the Jena Facility resulting in an increase in the gross loss on sales of $582 or 70%. The cost of goods sold as a percent of sales decreased from 461% in 1994 to 146% in 1995. This is typical of the nature of a capital intensive production operation wherein capacity and through-put increases result in a significant improvement in per unit production costs, as fixed costs are spread over a higher production volume.

   Year Ended December 31, 1994

   Total revenues for the year ended December 31, 1994 were $231 compared to $-0- for the prior period in 1993. This was due to the acquisition of the Jena Facility by the Company in July 1994, with shipments commencing primarily in the last quarter of the year. The predecessor to the Company was incorporated in November 1993 and had no production or revenues during the two months of 1993.

   The operating loss for the year ended December 31, 1994 of $1,625 was due to startup and production inefficiencies at the Jena Facility, selling, general and administrative expenses of $700, and research and development expenses of $90. For the period ended December 31, 1993, the Company had no comparable expenses.

   For the year ended December 31, 1994, the Company had net interest expense of $7, primarily attributable to its capitalized lease obligations of the Jena Facility.

LIQUIDITY AND CAPITAL RESOURCES

   Year Ended December 31, 1996

   During the year ended December 31, 1996, the Company used $1,972 for operating activities, principally resulting from the loss for the period of $4,133 reduced by depreciation and amortization of $1,226 and non-cash compensation expense of $846. Inventory increased $514 due to the higher volume of production during the year. Accounts payable was reduced by $159, while accrued expenses increased by $871. The increase in accrued expenses is principally attributable to an increase in accrued salaries, legal and audit fees. Certain officers deferred payment of their salaries during the year to improve the Company's cash available for other purposes. Also, during the period the Company utilized cash in investing activities of $1,150, principally for equipment ($1,161) and investments in joint ventures ($950), reduced by grants from the German government ($960) used to acquire equipment. Cash generated through financing totaled $2,479, principally from the sale of stock ($1,500) and new borrowings ($3,700), reduced by collateral for a bank loan to finance investments in the Jena Facility ($2,498), and repayment of a note ($200).

   The proceeds from the sale of stock noted above were received from Techman under the Techman

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 Share Purchase Agreement entered into in January 1996. Under that Agreement, Techman subscribed to purchase 734,260 shares of the Company for $1,000. The payment of $1,000 resulted in an increase in equity and was used as working capital, improving the Company's ability to meet its current obligations, and as a capital contribution for the FOI joint venture ($450). The sale of stock to MESC ($500) was used as a capital contribution to the MEFC joint venture.

   The Company expects to continue to incur operating losses until such time as the Jena Facility's production equipment is expanded and fully upgraded, and manufacturing inefficiencies are substantially eliminated. The Company has and, with additional capital, will continue to transfer its more efficient and productive technology to its Jena Facility with management's expectation of improved operating results. The expansion of the Jena Facility, currently underway, will result in improved production yields thus lowering production costs per unit of preform and fiber. Additionally, the expansion will increase throughput resulting in increased production volume. The Company has already received commitments from current customers to purchase this increase in production volume. Management anticipates that these increased sales combined with lower per unit production costs will lead to profitability. The Company will require an estimated $7,800 in capital investment for the Jena Facility. Of this amount approximately $2,000 will be for building expansion and $5,800 for equipment upgrades and new equipment.

   The Company, therefore, has sought additional financing from one or more of the following sources: (i) issuance of convertible instruments or stock in private or public offerings; (ii) financing for the Jena Facility through a combination of German bank loans, German federal and state government grants, loan guarantees, and equity investments generated in all or part from (i) above;
(iii) exercise of stock Options and Warrants; and (iv) loans from officers, directors, and principal stockholders of the Company. Funds for such loans to the Company from officers, directors, and principal stockholders would be derived, in part, from sales or pledges (to obtain loans) of Common Stock by such individuals.

   The Company believes that its success in raising additional capital is dependent on investors' beliefs in the Company's technology, its position in the fiber optics industry, and its strategic business plan. Achieving profitability is dependent, in part, on raising additional funds to invest in capital expenditures. In this regard, the Company has received a grant from the German government of 4,000 Deutsche Marks (DM) (approximately $2,700) and a loan from the Berliner Bank of 7,700 DM (approximately $5,100). These funds totaling
$7,800, are committed to the upgrade and expansion of the Jena Facility described above. On November 27, 1996, AMP loaned the Company $3,000, part of which has been used as collateral for the Berliner Bank Loan. As part of the new AMP loan, AMP also converted $3,000 of principal plus interest on the existing $5,000 loan into 3,058,833 shares of Common Stock.

   The Company is not relying on the conversion of Warrants and Options to fund the upgrade and expansion of the Jena Facility; however, if the Warrants and Options are exercised, the total proceeds that the Company would receive upon the exercise is approximately $6,242. To the extent that the Warrants and Options are exercised, the Company intends to use the proceeds from the exercise of such

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Warrants and Options for working capital purposes, including debt service (approximately $80 per quarter beginning January 1997 through December 2001). There are long payment deferral periods on a substantial amount of the Company's outstanding loans. Under the AMP Note, the remaining $2,000 in principal and accrued interest are due and payable at maturity in April 2005. Similarly, under the new $3,000 AMP loan, payments of interest are deferred for the first five years. Thereafter, accrued and unpaid interest is payable quarterly. The principal and any remaining accrued interest is payable at maturity on November 27, 2006. As for the German loan, principal is also due and payable at the tenth anniversary of closing; however, interest at 6.25% is due and payable quarterly. The Company does not foresee any inability to meet its current debt requirements.

   The Company currently has a backlog of orders aggregating approximately $18,600 which is scheduled to be shipped in 1997 and 1998. The backlog at December 31, 1995 was approximately $4,800. Additionally, the Company has entered into, or is negotiating, long-term supply agreements which, in the opinion of management, could generate sales of up to approximately $251,000 in the aggregate, although there can be no assurance. These include supply agreements with MEFC, AMP, FOI and others. Pursuant to the supply agreement with AMP, which provides for an initial term of five years and for an additional five year term at AMP's option, AMP has undertaken to purchase at least 50% of its global fiber requirements from the Company. The Company estimates that this could amount to over $60,000 in sales over the five year period, significantly improving the Company's cash flow and profits, although there can be no assurance that actual sales will reach this amount.

   The Company's ALT subsidiary is in a dispute with Norscan, a Canadian company, with respect to Norscan selling FOCMS products, in competition with ALT products and in violation of a non-competition agreement between ALT and Norscan. Although no litigation has commenced in this dispute, ALT would be the claimant in any lawsuit brought in connection with this matter. Failure by ALT and Norscan to resolve this dispute could have a material adverse affect on the future sales of ALT Products. ALT sales for the year ended December 31, 1996 were $189. The possible impact on sales of ALT resulting from failure to resolve the Norscan dispute is not determinable.

   Year Ended December 31, 1995

   At December 31, 1995, the Company had cash of $833 and non-cash current assets of $2,305. During 1995, the Company used $3,232 for operating activities. This cash was used principally to fund the loss of $4,009, adjusted for depreciation and amortization of $747. Accounts payable and accrued expenses increased $1,652 and receivables and inventory increased $1,675, due to the increases in sales, production and material costs and other operating costs.

    Cash used in investing activities was $1,647 principally for the purchase of equipment ($1,817). In addition, the Company acquired ALT in a non-cash transaction for Common Stock valued at $7,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

   During the year the Company received $5,454 from financing activities, principally through the sale of common stock ($500) and the issuance of the AMP Note for $5,000. These funds were used to finance operations and acquire equipment as noted above.

   Year Ended December 31, 1994

   At December 31, 1994, the Company had cash of $258 and non-cash current assets of $453. During the year, the Company used $831 in operating activities principally from the loss for the year of $1,625, adjusted for depreciation and amortization of $289 and reduced by an increase in accounts payable.

   Cash used in investing activities was $597, principally due to the purchase of equipment ($593). The Company also acquired equipment from SICO of $2,996 in exchange for shares valued at $2,420 and a capital lease agreement of $576.

   Cash from financing activities was $1,284 resulting primarily from the sale of Common Stock ($1,549), issuance of a note ($200) and repurchase of stock ($500). The proceeds from the sale of stock were used to fund operating costs and purchase equipment as noted above.

   ALT

   ALT was acquired by the Company as of September 18, 1995. ALT has historically operated at a loss, has cumulative losses from its date of inception, and requires additional capital to operate. The Company intends to raise additional funds for ALT, however, there is no assurance that such funds will be available. ALT has received an order from Pakistan Telecom in the amount of $152, for a test installation of the fiber optic cable monitoring system. If the test installation is successful, the Company anticipates that Pakistan Telecom will place an order for additional installations estimated to be valued at approximately $1,660, although there can be no assurance that such sales will be realized. This increase in revenues, if realized, would provide sufficient cash flow to sustain operations and improve the profitability of ALT's operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         PAGE

Independent Auditors' Reports .........................................................................27-28
Consolidated Balance Sheets at December 31, 1996 and 1995 ................................................29
Consolidated Statements of Operations for the Years Ended
     December 31, 1996, 1995 and 1994 ....................................................................30
Consolidated Statements of Changes in Stockholders' Equity for the Years
     Ended December 31, 1996, 1995 and 1994 ..............................................................31
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994 ....................................................................34
Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1996, 1995 and 1994 ....................................................................35

INDEPENDENT AUDITORS' REPORT

The Boards of Directors and Stockholders
FiberCore, Inc.
Sturbridge, Massachusetts

We have audited the accompanying consolidated balance sheet of FiberCore, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberCore, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 20, 1997

                LETTERHEAD OF MOTTLE MCGRATH BRANEY & FLYNN, P.C.

                          INDEPENDENT AUDITORS' REPORT


The Boards of Directors and Stockholders
FiberCore, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of FiberCore, Inc. and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberCore, Inc. and Subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

                                        /s/ MOTTLE McGRATH BRANEY & FLYNN, P.C.
                                            MOTTLE McGRATH BRANEY & FLYNN, P.C.

Worcester, Massachusetts
July 29, 1996

                        FIBERCORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

(Dollars in thousands except share data)                                                 1996            1995
                                                                                         ----            ----
                                            ASSETS
Current assets:
     Cash ...........................................................................   $    190       $    833
     Accounts receivable, less allowance for doubtful accounts of $36 in 1996 and
       $39 in 1995 ..................................................................        675            583
     Other receivables ..............................................................        418            286
     Inventories ....................................................................      1,921          1,407
     Prepaid and other current assets ...............................................         18             29
                                                                                        --------       --------
         Total current assets .......................................................      3,222          3,138
                                                                                        --------       --------

Property and equipment ..............................................................      5,244          5,044
Less accumulated depreciation .......................................................      1,473            925
                                                                                        --------       --------
         Property - net .............................................................      3,771          4,119
                                                                                        --------       --------
Other assets:
     Restricted cash ................................................................      2,498             --
     Patents, less accumulated amortization of $861 in 1996 and $203 in 1995 ........      6,648          7,400
     Investments in joint ventures ..................................................      1,375             54
     Other ..........................................................................        128             72
                                                                                        --------       --------
         Total other assets .........................................................     10,649          7,526
                                                                                        --------       --------
         Total assets ...............................................................   $ 17,642       $ 14,783
                                                                                        ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable ..................................................................   $    200       $    609
     Accounts payable ...............................................................      1,652          1,811
     Accrued expenses ...............................................................      1,220            995
                                                                                        --------       --------
         Total current liabilities ..................................................      3,072          3,415

Long-term debt ......................................................................      4,545          5,000
                                                                                        --------       --------
         Total liabilities ..........................................................      7,617          8,415
                                                                                        --------       --------

Commitments and contingencies (Note 9)

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares issued
     and outstanding ................................................................       --             --
     Common stock, $.001 par value, authorized  100,000,000 shares; shares issued and
     outstanding: 35,233,250 in 1996 and 30,506,963 in 1995 .........................         35             30
     Paid in capital ................................................................     19,545         11,761
     Accumulated deficit ............................................................     (9,771)        (5,638)
     Accumulated translation adjustment .............................................        216            215
                                                                                        --------       --------
         Total stockholders' equity .................................................     10,025          6,368
                                                                                        --------       --------
         Total liabilities and stockholders' equity .................................   $ 17,642       $ 14,783
                                                                                        ========       ========

          See accompanying notes to consolidated financial statements.

                                       29

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994

(Dollars in thousands except share data)
                                                     1996            1995           1994
                                                     ----            ----           ----

Net sales ....................................   $      8,096    $      3,094    $        231
Cost of sales ................................          7,200           4,509           1,064
                                                 ------------    ------------    ------------

     Gross profit (loss) .....................            896          (1,415)           (833)

Operating expenses:
  Selling, general and administrative expenses          4,324           2,100             700
  Research and development ...................            420              75              90
                                                 ------------    ------------    ------------

     Loss from operations ....................         (3,848)         (3,590)         (1,623)

Interest income ..............................              6             148              15
Interest expense .............................           (393)           (516)            (22)
Other income (expense) .......................            102             (51)              5
                                                 ------------    ------------    ------------

     Net loss ................................   $     (4,133)   $     (4,009)   $     (1,625)
                                                 ============    ============    ============

Loss per share of common stock ...............   $       (.13)   $       (.15)   $       (.07)
                                                 ============    ============    ============

Weighted average shares outstanding ..........     31,695,693      26,584,630      22,873,322
                                                 ============    ============    ============


          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994

(Dollars in thousands except share data)

                                                 COMMON STOCK                                                  ACCUMULATED
                                                          $.001 PAR      PAID-IN   SUBSCRIPTION   ACCUMULATED  TRANSLATION
                                               SHARES        VALUE       CAPITAL    RECEIVABLE      DEFICIT     ADJUSTMENT
                                             ----------   ----------   ----------   ----------    ----------    ----------

Balance, December 31, 1993                   21,309,323   $       21   $      703   $      (80)   $       (4)   $       --

Issuance of stock in exchange
   for equipment                              2,221,141            2        2,418           --            --            --

Issuance of stock for cash                    1,421,714            2        1,547           --            --            --

Proceeds received                                    --           --           --           80            --            --

Issuance of stock for services                    7,390           --            8           --            --            --

Proceeds from capital contribution                   --           --            1           --            --            --

Purchase of treasury stock,
  (458,916 shares)                                   --           --           --           --            --            --

Currency translation adjustment                      --           --           --           --            --            10

Net loss                                             --           --           --           --        (1,625)           --
                                             ----------   ----------   ----------   ----------    ----------    ----------

Balance, December 31, 1994                   24,959,568   $       25   $    4,677   $       --    $   (1,629)   $       10
                                             ----------   ----------   ----------   ----------    ----------    ----------


                                          TREASURY
                                           STOCK           TOTAL
                                         ----------    ----------

Balance, December 31, 1993                 $     --      $      640

Issuance of stock in exchange
   for equipment                                 --           2,420

Issuance of stock for cash                       --           1,549

Proceeds received                                --              80

Issuance of stock for services                   --               8

Proceeds from capital contribution               --               1

Purchase of treasury stock,
  (458,916 shares)                             (500)           (500)

Currency translation adjustment                  --              10

Net loss                                         --          (1,625)
                                         ----------      ----------

Balance, December 31, 1994               $     (500)     $    2,583
                                         ----------      ----------

          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994

(Dollars in thousands except share data)

                                      COMMON STOCK                                             ACCUMULATED
                                              $.001 PAR    PAID-IN  SUBSCRIPTION  ACCUMULATED  TRANSLATION    TREASURY
                                  SHARES        VALUE      CAPITAL   RECEIVABLE     DEFICIT    ADJUSTMENT      STOCK        TOTAL
                                -----------  -----------  ---------   -----------  ---------   -----------   ----------- -----------

Balance, December 31, 1994       24,959,568  $     25    $  4,677     $    --    $  (1,629)    $    10     $    (500)    $   2,583

Issuance of stock for services       40,434        --          44          --           --          --            --            44

Reissuance of treasury
   stock as loan incentive               --        --        (455)         --           --          --           500            45

Issuance of stock for
   acquisition of ALT             8,811,137         9       6,991          --           --          --            --         7,000

Issuance of stock for
   cash                             367,131        --         500          --           --          --            --           500

Retirement of shares
   held by ALT                   (3,671,307)       (4)          4          --           --          --            --            --

Currency translation
    adjustment                           --        --          --          --           --         205            --           205

Net loss                                 --        --          --          --       (4,009)         --            --        (4,009)
                                -----------  --------   ---------  ------------  ---------   ---------   -------------   ---------

Balance, December 31, 1995       30,506,963  $     30   $  11,761     $    --    $  (5,638)    $   215     $      --     $   6,368
                                -----------  --------   ---------  ------------  ---------   ---------   -------------   ---------

           See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994

(Dollars in thousands except share data)

                                        COMMON STOCK                                                  ACCUMULATED
                                                   $.001 PAR      PAID-IN   SUBSCRIPTION ACCUMULATED  TRANSLATION     TREASURY
                                        SHARES       VALUE        CAPITAL    RECEIVABLE    DEFICIT     ADJUSTMENT       STOCK
                                      -----------  ----------   ----------    --------   ----------    ----------    ----------
Balance, December 31, 1995            30,506,963   $       30   $   11,761    $    --    $   (5,638)   $      215    $       --

Issuance of stock in exchange
 for debt and accrued interest         3,312,835            3        4,052         --            --            --            --

Issuance of stock for cash
   to Techman International              734,260            1          999         --            --            --            --


Issuance of stock for cash               367,131            1          499         --            --            --            --

Issuance of stock for investment
   in joint venture of FOI               312,061           --          425         --            --            --            --

Compensation cost recognized
   on options issued to employees             --           --          846         --            --            --            --

Discount on AMP note from
   issuance of warrants                       --           --          963         --            --            --            --

Currency translation adjustment               --           --           --         --            --             1            --

Net loss                                      --           --           --         --        (4,133)           --
                                      -----------  ----------   ----------    --------   ----------    ----------    ----------
Balance, December 31, 1996            35,233,250   $       35   $   19,545    $    --    $   (9,771)   $      216    $       --
                                      ===========  ==========   ==========    ========   ==========    ==========    ==========


                                        TOTAL
                                     ----------
Balance, December 31, 1995           $    6,368

Issuance of stock in exchange
 for debt and accrued interest            4,055

Issuance of stock for cash
   to Techman International               1,000


Issuance of stock for cash                  500

Issuance of stock for investment
   in joint venture of FOI                  425

Compensation cost recognized
   on options issued to employees           846

Discount on AMP note from
   issuance of warrants                     963

Currency translation adjustment               1

Net loss                                 (4,133)
                                     ----------
Balance, December 31, 1996           $   10,025
                                     ==========

           See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995, and 1994

(Dollars in thousands except share data)                                       1996         1995          1994
                                                                               ----         ----          ----
Cash flows from operating activities:
Net loss ..................................................................   $(4,133)     $(4,009)   $(1,625)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................     1,226          747        289
   Bad debt expense .......................................................         1           28         --
   Compensation cost for stock options ....................................       846           --         --
   Other ..................................................................       104           45         --
Changes in assets and liabilities:
   Accounts receivable ....................................................       (93)        (555)      (189)
   Other receivables ......................................................      (132)          11       (122)
   Inventories ............................................................      (514)      (1,131)      (134)
   Prepaid and other current assets .......................................        11          (20)        (3)
   Accounts payable .......................................................      (159)         853        866
   Accrued expenses .......................................................       871          799         87
                                                                              -------      -------    -------
       Net cash used in operating activities ..............................    (1,972)      (3,232)      (831)
                                                                              -------      -------    -------
Cash flows from investing activities:
   Purchase of property and equipment .....................................    (1,161)      (1,817)      (593)
   Reimbursement from government grant ....................................       960           --         --
   Investments in joint ventures ..........................................      (950)         (54)        --
   Other ..................................................................         1          224         (4)
                                                                              -------      -------    -------
       Net cash used in investing activities ..............................    (1,150)      (1,647)      (597)
                                                                              -------      -------    -------
Cash flows from financing activities:
   Proceeds from sale of common stock .....................................     1,500          500      1,549
   Proceeds from long-term debt ...........................................     3,500        5,000         --
   Restricted long-term cash deposits .....................................    (2,498)          --         --
   Proceeds from notes payable ............................................       200           --        200
   Repayment of notes payable .............................................      (200)          (7)        --
   Purchase of treasury stock .............................................        --           --       (500)
   Other ..................................................................       (23)         (39)        35
                                                                              -------      -------    -------
        Net cash provided by financing activities .........................     2,479        5,454      1,284
                                                                              -------      -------    -------
  (Decrease) increase in cash .............................................      (643)         575       (144)
   Cash, beginning of year ................................................       833          258        402
                                                                              -------      -------    -------
   Cash, end of year ......................................................   $   190      $   833    $   258
                                                                              =======      =======    =======

Supplemental disclosure:
   Cash paid during the year for interest                                     $    18      $   183    $     1
   Reduction of property and equipment book value due to cancellation of
     obligation under capitalized lease                                            --          499         --
   Equipment acquired in exchange for common stock and capital lease               --           --      2,996

          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Incorporation and nature of operations

FiberCore,  Inc.  (the  "Company")  is  involved in the  research,  development, production and sales of optical fiber and optical fiber preforms for the telecommunications industry. FiberCore Glasfaser Jena GmbH ("FCJ"), the Company's principal operating subsidiary located in Germany, manufactures optical fiber and optical fiber preforms. Automated Light Technologies, Inc. ("ALT"), a wholly-owned subsidiary of the Company, is a manufacturer and distributor of fiber optic cable monitoring and fault locating systems for the telecommunications industry.

FiberCore Incorporated, the predecessor to FiberCore, Inc. was organized under the laws of the State of Nevada on November 5, 1993. On July 18, 1995, FiberCore Incorporated merged with Venturecap, Inc., ("Venturecap"), an inactive company organized in the State of Nevada in 1987. Approximately 24,600,000 shares of Venturecap common stock were exchanged for all of the outstanding shares of FiberCore Incorporated. Following the merger Venturecap changed its name to FiberCore, Inc. The per share merger consideration states that each share of FiberCore Incorporated stock shall be converted into 3.6713070 shares of Venturecap stock. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all prior periods as if the merger took place at the beginning of such periods.

(b)     Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)     Principles of consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiaries.   All  material   intercompany   balances  and
transactions have been eliminated in consolidation.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)     Restricted Cash

In connection with the expansion of the FCJ facility, the Company obtained a loan from the Berliner Bank in Germany. Cash in the amount of $2,498, has been deposited with this institution as collateral for this loan.

(e)     Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.

(f)     Property and equipment

Property and equipment is stated at cost, net of grants received applicable to acquisitions. The cost of maintenance and repairs is charged to expense as incurred. Expenditures for significant renewals or improvements to properties and equipment are added to the basis of the asset.

In 1996, the Company began receiving grants from the German government to be used in the expansion of the FCJ facility. All grant proceeds received have been netted against the cost of the assets acquired.

Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

(g)     Patents

Patents are amortized on a straight-line basis over seventeen years. The Company evaluates the recoverability of patents from expected future cash flows.

(h)     Investments in joint ventures

The Company has a 30% ownership interest in Fiber Optic Industries (Pvt.) Ltd. ("FOI"), which is accounted for using the equity method of accounting.

The Company's 15% ownership interest in Middle East Optical Fiber Cable Co. ("MEFC") is carried at cost.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (Dollars in thousands except share data)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)     Fair value of financial instruments

The Company has financial instruments, which consist of cash, short-term receivables, accounts payable and a note payable, for which their carrying amounts approximate fair value due to the short maturity of those instruments.

The carrying amount of the investments in joint ventures approximates fair value as no significant operations have occurred in either joint venture in 1996 and management believes that the carrying amounts were not impaired at December 31, 1996 and therefore reflect the corresponding fair values.

The principal amount of the long-term debt approximates fair value because the interest rates on these instruments change with market interest rates.

(j)     Translation of foreign currencies

The translation of foreign subsidiaries financial statements into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Unrealized gains or losses resulting from translation are included in stockholders' equity.

(k)     Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Deferred taxes are recognized based on the differences between the book and tax basis of assets and liabilities.

(l)     Loss per share of common stock

Primary loss per share of common stock is computed based on the weighted average shares outstanding during the year. The stock purchase warrants and stock options have not been included in the computation of primary loss per share since the effect would be anti-dilutive.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(m)     Stock Based Compensation

FASB Statement No. 123 "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, the Company will continue to measure compensation cost for employee stock compensation transactions using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees".

(n)     Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the 1996 presentation.

(2)     ACQUISITIONS AND STRATEGIC INVESTMENTS

On September 18, 1995, the Company acquired all the outstanding stock of ALT. The purchase method of accounting for business combinations was used. The operating results of ALT have been included in the Company's consolidated results of operations from the date of acquisition. The acquisition, valued at approximately $7,000, was made with the issuance of 8,811,137 shares of restricted common stock of the Company valued at approximately $0.80 per share. The fair value of assets acquired was approximately $7,700, of which approximately $7,500 is attributable to patents developed or acquired by ALT over the years. ALT now operates as a wholly-owned subsidiary of the Company.

The following proforma unaudited consolidated operating results of the Company for the years ended December 31, 1995 and 1994, assuming the acquisition had been made as of January 1, 1995 and 1994, are summarized below:

                                                         1995            1994
                                                         ----            ----

Net sales ...................................         $  3,255         $    707
Net loss .....................................          (4,625)          (2,359)
Loss per share............................            $ (  .15)        $ (  .08)

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(2)     ACQUISITIONS AND STRATEGIC INVESTMENTS (continued)

In April 1995, the Board of Directors ratified actions by FiberCore Incorporated to enter into a joint venture with John Royle & Sons Co. and Middle East Specialized Cables Company ("MESC") for a period of 15 years to be known as Middle East Fiber Cables Co. ("MEFC"). As part of the agreement the Company issued to MESC 734,262 shares of common stock for $1,000, (approximately $1.36 per share). The agreement also provides that MESC will receive 312,061 shares of common stock and warrants to purchase 550,696 shares upon the completion and execution of a product supply contract between the Company and MEFC. MESC must exercise the warrants to purchase shares of the Company's common stock at approximately $1.63 per share, within a two year period to receive an additional 238,635 shares. The Company invested $500 of the $1,000 purchase price in MEFC as a capital contribution to the joint venture, as required by the agreement, and in the process acquired a 15% interest in MEFC. There were no significant operations which occurred in 1996 for MEFC. MEFC is expected to commence operations in 1997.

On January 11, 1996, as part of a share purchase agreement with Techman International Corporation (Techman), a related party, a joint venture was established between the Company and Techman. The joint venture, FOI, is located in Pakistan. The Company has a 30% ownership interest in FOI. The Company acquired its interest in FOI by making a $450 capital contribution to the joint venture and issuing 312,061 shares of Company common stock to Techman valued at approximately $1.36 per share, ($425). In addition to the ownership interest, the Company concluded a long term agreement to supply fiber and preforms to FOI. FOI was formed in 1996 and had no significant operations in 1996. FOI is expected to commence operations in 1997.

(3)     RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:
                                                    1996        1995       1994
                                                    ----        ----       ----

Balance at beginning of period...............        $39        $--        $--
Additions charged to expense.................          1         28         --
Additions - Other............................         --         11         --
Deductions...................................          4         --         --
                                                     ---        ---        ---

Balance at end of period                             $36        $39        $--
                                                     ===        ===        ===

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(3)     RECEIVABLES (continued)

Other receivables consist of the following at December 31:

                                                1996          1995
                                                ----          ----

Value added tax ......................          $181          $189
SICO .................................            --            69
MEFC .................................           219            25
Other ................................            18             3
                                                ----          ----
           Total .....................          $418          $286
                                                ====          ====

The value added tax receivable is comprised principally of advance payments to the German tax authorities that are to be refunded to FCJ.

(4)     INVENTORIES

Inventories consist of the following at December 31:

                                                        1996              1995
                                                        ----              ----

Raw materials ............................             $  841            $  736
Work-in-process ..........................                403                17
Finished goods ...........................                677               654
                                                       ------            ------
        Total ............................             $1,921            $1,407
                                                       ======            ======

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)
                    (Dollars in thousands except share data)

(5)     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                     ESTIMATED
                                    USEFUL LIVES         1996            1995
                                    ------------         ----            ----

Office equipment .................  2 - 5 years         $   156         $   109
Machinery and equipment ..........  2 - 12 years          5,068           4,809
Furniture and fixtures ...........  5 - 7 years              18              18
Leasehold improvements ...........  3 - 10 years              7               5
Construction in progress..........                          955             103
                                                        -------         -------
                                                          6,204           5,044
Less grant proceeds received..                             (960)             --
                                                        -------         -------
        Total.............................              $ 5,244         $ 5,044
                                                        =======         =======

Depreciation on property and equipment charged to expense was $548 in 1996, $523 in 1995 and $254 in 1994.

Included above are grants received from the German government for use by the Company as part of the expansion of the FCJ facility. The Company received grants of $960 in 1996 which have been applied against costs incurred by the Company as part of the expansion of the FCJ facility.

(6)     ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                                                    1996    1995
                                                                    ----    ----

Accrued interest ...............................................  $   72    $351
Accrued wages, benefits & taxes ................................     568     323
Accrued legal and audit ........................................     170      86
Other ..........................................................     410     235
                                                                  ------    ----
        Total...................................................  $1,220    $995
                                                                  ======    ====

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)


(7)     NOTES PAYABLE

Notes payable consist of the following at December 31:

                                                                                         1996              1995
                                                                                         ----              ----
Convertible note payable to a director of ALT,  interest at 8.5%, with principal and interest due April 1, 1997,  all  principal  and accrued  interest,  if any,
convertible into common stock of the Company at approximately $1.36 per share.           $200              $ --

Note payable to Connecticut Innovations, Inc., ("CII").                                    --               210

Note payable to Connecticut Development Authority, ("CDA").                                --               199

Note payable to Harkerside Trust, interest at 10.5%, payable semi-
annually, due December 6, 1995.                                                            --               200
                                                                                         ----              ----
                                                                                         $200              $609
                                                                                         ====              ====

The note payable to CII with interest at 8.5% payable monthly, was issued with detachable stock warrants to purchase shares of common stock of ALT at $1.50 per share. On July 10, 1996, CII agreed to exchange the balance of the note plus accrued interest and the warrants for 111,462 shares of the Company.


The note payable to CDA with interest at 12% payable monthly, was issued with detachable stock warrants to purchase 100,000 shares of common stock of ALT at $1.50 per share. In August 1996, the Company and CDA agreed to exchange the balance of the note plus accrued interest and the warrants for 142,540 shares of the Company.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)


(8)     LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                                                           1996           1995
                                                                                          ------          -----
Convertible note payable to AMP Incorporated ("AMP"), interest at 3-month London
Interbank Offered Rate plus one percent (6.5625% at December 31, 1996),
due April 17, 2005.                                                                       $2,000          $5,000

Note payable to AMP, interest at prime plus one percent
(9.25% at December 31, 1996), due November 27, 2006.                                          3,000              --

Discount attributable to warrants issued in conjunction
with the $3,000 note above.                                                                 (955)             --

Notes payable to the spouses of officers of the Company,  with interest at prime plus one percent (9.25% at December
31, 1996), due July 31, 1999.                                                                500              --
                                                                                          ------          ------
                                                                                          $4,545          $5,000
                                                                                          ======          ======

The AMP notes are collateralized by the Company's patents, patent applications, licenses, rights and royalties resulting from such patents and the equipment of FCJ.

In April 1995, FiberCore Incorporated issued to AMP, a floating rate, collateralized, ten year debenture in the amount of $5,000, due April 17, 2005, with interest, at an annualized rate adjusted quarterly, equal to the 3-month London Interbank Offered Rate plus 1%, (6.5625% at December 31, 1996). No interest is due until the earlier of: AMP conversion of debt to stock, a public financing by the Company and AMP elects to call the loan, or maturity. AMP has the option to convert the outstanding loan plus accrued interest into common stock of the Company at approximately $1.16 per share in years 1-5 or the per share price provided for in the last third party private equity financing in years 6-10.

On November 27, 1996, AMP converted $3,000 of principal and $541 of accrued interest relating to the original $5,000 ten year debenture, into shares of common stock of the Company at the rate of approximately $1.16 per share (3,058,833 shares) and entered into a multi-year supply

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(8)     LONG-TERM DEBT (continued)

agreement. The remaining principal balance remained subject to the terms of the original debenture agreement. The conversion agreement contains certain valuation guarantees of the market value of the Company's common stock. Unless the closing price of the Company's common shares equals or exceeds $1.7364 for 30 consecutive trading days during the first two (2) years following the closing at a time when AMP was not restricted from selling such shares, then effective on the second anniversary of the closing, an additional number of shares of Company common stock shall be issued to AMP and an adjustment shall be made in the conversion rate for the outstanding balance of the debenture such that the total number of shares held and convertible by AMP would have a market value (based on the average closing price of Company's shares during the last thirty
(30) trading days preceding the second anniversary of the closing) equal to $7,500; provided, however, that not more than 6,478,810 Company shares will be issued or issuable to AMP as a result of the conversion of the $5,000 debenture and this guarantee.

In the alternative, the Company may satisfy this guarantee on the second anniversary of the closing by offering or arranging for its designee to offer to purchase from AMP the converted shares and the outstanding balance of the debenture, including accrued interest, for $7,500 reduced prorata for any intervening sales of shares by AMP. Such offer to purchase shall be for cash only in immediately available funds.

As an additional part of this agreement, on November 27, 1996, AMP issued to the Company $3,000 under a ten-year note, secured by equipment owned by the Company, with interest at prime plus one percent, (9.25% at December 31, 1996). Terms of the debenture state that interest shall be accrued, but not paid, for the first five years of the loan and a portion of the proceeds are required to be used as collateral for the German bank loan of approximately $5,100 for the planned expansion of its FCJ facility. The principal will become due before the maturity date if the major financing is repaid or the collateral is released by the German financial institution.

In conjunction with the loan agreement, AMP was issued five year warrants to acquire 1,382,648 shares of the Company's stock at an exercise price of approximately $1.45 per share. The Company has guaranteed the market value of their stock. Unless the closing price of the Company's common shares equals or exceeds $2.1697 for a period of thirty (30) consecutive trading days during the first two (2) years following the closing at a time when AMP was not restricted from selling such shares, then the exercise price of the warrants shall be adjusted effective as of the second anniversary of the closing by multiplying $1.4465 per share by a fraction the denominator of which is $2.1697 and the numerator of which is the average closing price of the shares during the last thirty (30) trading days preceding the second anniversary of the closing; provided, however, that the adjusted exercise price shall not be less than $0.7232 per share (50% of $1.4465). In the alternative, the Company or its designee may offer to purchase the warrants on the second anniversary of the closing for an amount equal to $1,000; provided, however, that AMP shall have the right not to sell, in which case the guarantee will no longer be available.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(8)     LONG-TERM DEBT (continued)

In connection with the new AMP loan and the expansion of the FCJ facility, the Company has been awarded a grant from the German government of approximately $2,700 and has received a loan from Berliner Bank of approximately $5,100. The loan from Berliner Bank bears interest at 6.25% per year. Interest is payable quarterly and the principal is due in a lump sum on September 30, 2006. The loan is collateralized by a deposit with the bank of $2,498. At December 31, 1996 and 1995 there were no amounts outstanding on this loan.

Scheduled principal maturities of long-term debt are as follows:

        1999 ...............................................       $   500
        2005................................................         2,000
        2006................................................         3,000
                                                                   -------
                                    Total................          $ 5,500
                                                                   =======

(9)     COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have entered into various leases for its office and production space. The Company's office lease expired on January 31, 1997. On February 1, 1997, the Company agreed to sub-lease the same office space from the new lessee, on a month to month basis.

FCJ conducts its operations from premises under an operating lease with SICO Quarzschmelze Jena GmbH ("SICO"). The lease expires in June, 2000, and contains various renewal options. The rental payments for the facility is fixed per month through June 30, 2000. On July 1, 1995, the lease rental was changed from $21 to $30 per month.

Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) are as follows:

        FISCAL YEAR ENDING DECEMBER 31,                           AMOUNT

        1997 ..................................................  $    374
        1998 ..................................................       356
        1999 ..................................................       356
        2000 ..................................................       178
                                                                ---------
                                    Total ................       $  1,264
                                                                 ========

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(9)     COMMITMENTS AND CONTINGENCIES (continued)

Included in the  statements of operations for the years ended December 31, 1996,
1995  and  1994  is  rent  expense  of  $456,   $413  and  $169,   respectively.
Substantially, all lease payments are to a related party, SICO.

FCJ is a defendant  in a case brought  against it by a German  firm,  COIA GmbH.
COIA is suing FCJ, SICO and SICO's president, Mr. Walter Nadrag, (who was previously the managing director of FCJ) (the "Defendants") for approximately $200 (reduced from the earlier claim of $1.5 million), alleging that the Defendants failed to comply with a sales contract. The Company believes no such sales contract existed because COIA failed to provide the required end user certificate which the Company believes was required under United States law and COIA failed to pay FCJ for previous sales to COIA. The Company is aggressively defending this action. In addition, the Company is subject to various claims which arise in the ordinary course of business. The Company believes that these claims and legal actions, individually or in the aggregate, will not have a material adverse affect on the financial position or results of operations of the Company.

ALT is contingently liable for debt of a former subsidiary, Allied Controls, Inc. ("Allied"), approximating $900, details of which are described below.

ALT and two of its key officers have issued the following guarantees and/or security interests with respect to certain loans of its spun-off former subsidiary Allied. In a $250 financing of Allied from the State of Connecticut acting through the Department of Economic Development ("DED"), dated as of October 9, 1992, DED received a guarantee and security interest in certain assets from ALT. In a $250 financing of Allied from the State of Connecticut, acting through CDA, dated as of June 9, 1992, CDA received a guarantee from two key officers of ALT.

Under a plan of reorganization, on May 14, 1991, the present Allied acquired the assets and assumed certain liabilities of a corporation that had filed for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code. One of the assumed liabilities was a $650 SBA loan dated May 29, 1989, (originally in the amount of $1,000) from American National Bank, now Lafayette American National Bank ("Lafayette"). As a condition of the loan assumption on March 21, 1991, Lafayette obtained the guarantees of ALT and two key officers of ALT which guarantees were in addition to the initial loan guarantees Lafayette already had from other persons. Before commencing proceedings to enforce the guarantees first against ALT and second against the two key officers, Lafayette must first take all reasonable steps to realize upon the assets of Allied and the security provided by the initial guarantors. In the event of a deficiency, Lafayette may enforce its guarantee against ALT, provided that at all times it simultaneously and diligently pursues actions to enforce its guarantees from the initial individual loan guarantors.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(9)     COMMITMENTS AND CONTINGENCIES (continued)

Allied is now current with its payments under this loan. In addition, Allied management has been in discussions with several potential buyers of Allied which, if successful, would eliminate the aforementioned guarantees that have been provided by ALT.

(10)    STOCKHOLDERS' EQUITY

The following stock options were granted during the years ended December 31, 1996, 1995 and 1994:


Stock options     $.003      $0.68     $1.09     $1.16     $1.36     $1.43     $1.45     $1.50     $1.51     $2.00
-------------     -----      -----     -----     -----     -----     -----     -----     -----     -----     -----
Granted in 1994   220,278      --        --        --        --        --        --        --        --        --
                  -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Balance,
Dec. 31, 1994     220,278      --        --        --        --        --        --        --        --        --

Granted in 1995    36,713      --      33,042      --        --        --        --        --        --        --

Granted in 1995
in connection
with the ALT
acquisition          --        --        --        --        --      67,188      --      41,993   178,679      --
                  -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Balance,
Dec. 31, 1995     256,991      --      33,042      --        --      67,188      --      41,993   178,679      --

Granted in 1996    18,357    64,248      --      87,492    55,193      --     148,709      --        --      26,542
                  -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Balance,
Dec. 31, 1996     275,348    64,248    33,042    87,492    55,193    67,188   148,709    41,993   178,679    26,542
                  =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Options
exercisable       201,922    64,248    33,042    87,492    55,193    67,188   148,709    41,993   178,679    26,542
                  =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

Options vest at rates stated in each employees contract, principally at the grant date or the anniversary date of the employee's date of hire. The options have no expiration dates and no options were exercised in 1996, 1995, and 1994.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(10)    STOCKHOLDERS' EQUITY (continued)

A summary of the status of the Company's stock options and weighted average prices are as follows:

                                         1996                              1995                               1994
                               --------------------------      ----------------------------         --------------------------

                                                 WEIGHTED                          WEIGHTED                           WEIGHTED
                                                 AVERAGE                            AVERAGE                            AVERAGE
                                                 EXERCISE                          EXERCISE                           EXERCISE
                               OPTIONS            PRICE        OPTIONS               PRICE           OPTIONS            PRICE
                               -------            -----        -------               -----           -------            -----
Balance
beginning of year              577,893            $ .81           220,278            $.003              --             $   --
Granted                        400,541            $1.22           357,615            $1.30           220,278           $ .003
                               -------                            -------                            -------
Balance
end of year                    978,434            $ .98           577,893            $ .81           220,278           $ .003
                               =======                            =======                            =======

Exercisable at
end of year                    905,008            $1.06           456,740            $1.02            51,398           $ .003
                               =======                            =======                            =======


                                    Weighted                                    Weighted
                                     Average                                    Average
Range of              Options       Exercise     Remaining         Options      Exercise
Price Exercise      Outstanding       Price       Years (1)      Exercisable     Price
--------------      -----------       -----       ---------      -----------     -----

$.003                275,348         $.003           --           201,922       $.003
$0.68 - $1.36        239,975         $1.07           --           239,975       $1.07
$1.43 - $2.00        463,111         $1.51           --           463,111       $1.51
                     -------         -----           --           -------       -----
$.003 - $2.00        978,434         $0.98           --           905,008       $1.06
                     =======                                      =======

(1)      Options granted and exercisable have no expiration date.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(10)     STOCKHOLDERS' EQUITY (continued)

The Company applies APB Opinion 25 in accounting for its stock compensation plans. Compensation cost charged to operations was $846 in 1996 related to options granted at an exercise price less than the market price of the shares at the dates of the grants. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been as follows:

                                        1996                     1995
                                        ----                     ----

Net loss
--------
 As reported                          $(4,133)                  $(4,009)
                                      ========                  ========

 Pro forma                            $(4,295)                  $(4,535)
                                      ========                  ========


Primary loss per share
----------------------
 As reported                          $  (.13)                $    (.15)
                                      ==========                =========

 Pro forma                            $  (.14)                $    (.17)
                                      ==========                =========

The weighted average fair value of options granted during 1996 and 1995 was $2.52 and $1.48 per share, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

                                                      Stock
                  Assumptions                         Plan
                  -----------                         ----

        Dividend yield                                --
        Risk-free interest rate                       5.5%
        Expected life                                 2 years
        Expected volatility                           40 %

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(10)    STOCKHOLDERS' EQUITY (continued)

The following warrants to purchase common stock have been issued during the years ended December 31, 1996, 1995, and 1994:


Warrants                    $0.95       $1.31       $1.36      $1.43         $1.45      $1.63       $1.81
--------                    -----       -----       -----      -----         -----      -----       -----
Issued in 1994                   --     479,565          --          --          --          --          --
                          ---------   ---------   ---------   ---------   ---------   ---------   ---------

Balance, Dec. 31, 1994           --     479,565          --          --          --          --          --

Issued in 1995                   --     118,858          --          --          --     550,696          --

Issued in 1995 in
connection with the ALT
acquisition                  83,985          --          --       5,511          --          --          --
                          ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance
December 31, 1995            83,985     598,423          --       5,511          --     550,696          --

Issued in 1996                   --          --     146,850          --   1,382,648     550,696     230,440
                          ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance Dec. 31, 1996        83,985     598,423     146,850       5,511   1,382,648   1,101,392     230,440
                          =========   =========   =========   =========   =========   =========   =========

The weighted average fair value of warrants granted during 1996 and 1995 was $1.05 and $1.63 based on total warrants of 2,310,634 and 759,050 granted in 1996 and 1995, respectively. The warrants are exercisable from the date of the grant.

(11)    INCOME TAXES

The significant components of the net deferred tax asset as of December 31, 1996 and 1995 were as follows:

                                                          1996            1995
                                                          ----            ----

Net operating loss carry forwards                       $ 2,738         $ 1,717
Accrued expenses                                             75            --
Less valuation allowance                                 (2,813)         (1,717)
                                                        -------         -------
Net deferred tax asset                                  $  --           $  --
                                                        =======         =======

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(11)     INCOME TAXES (continued)

The Company has net operating loss carry forwards available of approximately $3,822, at December 31, 1996 for federal and state tax purposes. The majority of the net operating loss carry forward expires in the years 2009 through 2011.

FCJ has net operating loss carry forwards at December 31, 1996 of approximately $2,686 for corporation tax and trade income tax purposes available to offset future taxable income. Under German tax law the losses can be carried forward indefinitely.

Because future profitability is uncertain, such benefits have been fully reserved.

In addition, ALT has pre-acquisition net operating loss carry forwards available of approximately $4,278, at December 31, 1996 for federal and state tax purposes. The loss carry forwards expire between the years 2001 through 2011.

(12) MAJOR CUSTOMERS AND SUPPLIERS

The major customers listed below accounted for approximately the following amounts and related percentages of the trade accounts receivable balance of the Company at December 31:

CUSTOMER                                1996                        1995
--------------               -----------------------      --------------------

                              AMOUNT           %           AMOUNT         %
                             --------        ----         ---------      ----
    A                        $    167          23          $    233        40
    B                             211          30                 -         -
    C                             109          15                 -         -
    D                               -           -               134        23
    E                               -           -               132        23

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(12) MAJOR CUSTOMERS AND SUPPLIERS (continued)

The approximate net product sales by the Company to its major customers and the related percentages are as follows:

CUSTOMER                1996                 1995                     1994
--------------------------------------------------------------------------------
                AMOUNT        %        AMOUNT       %          AMOUNT        %
               --------    -------    --------    ------    ----------    ------
        A       $ 4,524       56       $1,855        60     $      65       28
        B         1,217       15           --        --            --       --
        D            --       --          319        10            --       --
        F            --       --           --        --           166       72

The major supplier listed below accounted for approximately the following amount and related percentage of the trade accounts payable balance of the Company at December 31:

  Supplier                  1996                        1995
  --------          ----------------------------------------------
                     AMOUNT         %            AMOUNT     %
                    ---------    --------      ---------   -------
      A             $  355         22              -        -

The approximate net product purchases by the Company from its major supplier and the related percentage is as follows:

                        1996                 1995                     1994
--------------------------------------------------------------------------------
                AMOUNT        %        AMOUNT       %          AMOUNT        %
               --------    -------    --------    ------    ----------    ------

      A       $  2,404      33           -           -           -           -

(13)     RELATED PARTY TRANSACTIONS

On August 19, 1995 and amended in January 1996, a capital lease agreement between SICO and FCJ was revised. It was agreed that SICO would keep 2,221,141 shares, originally held as collateral, of the Company as payment for an obligation under a capital lease. The outstanding lease obligation, which amounted to $499 on August 19, 1995, was canceled. As a result, the net book value of the assets was reduced by $499.

The managing director of FCJ was the controlling shareholder of SICO. In November 1995, this officer resigned from his position with FCJ.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(13)     RELATED PARTY TRANSACTIONS (continued)

Transactions with SICO during the years ended December 31, 1996, 1995 and 1994 consist of the following:

                                                                        1996           1995             1994
                                                                        ----           ----             ----

Property and equipment under capital lease .........                  $   --          $   --          $2,996
Purchase price reduction of property and
   equipment under capital lease ...........................              --             499              --
Rent of premises ..................................................      356             315             127
Purchase of services and utilities.........................              611             874             407
Purchase of materials ..........................................          --             351              69
Interest .............................................................    --              26              --
Other expenses ....................................................       --              22              --
Sales of fibers ......................................................   176             131             166


In 1994, SICO was FCJ's main supplier of materials and its main customer accounting for approximately 72% of its sales. In 1996 and 1995, SICO is no longer a principal customer or the main supplier of materials.

In January 1996, the Company reached an agreement with Techman, whereby Techman purchased 734,260 shares for $1 million ($1.36 per share). Techman is a related party as the president and sole shareholder of Techman is a director of the Company. Upon acceptance of the offer and delivery of the 734,260 shares, the Company delivered to Techman warrants, granting Techman the right to purchase 550,696 shares of the Company at $1.63 per share exercisable in whole or in part within a 2 year period. The Company also issued an additional 312,061 shares to Techman upon all partners of FOI completing all documents required to form FOI, and FOI and the Company executing an exclusive supply agreement for sales of preforms to FOI.

The Company maintains a consulting agreement with Techman under which Techman provides administration, marketing, technical and personnel advisory services to the Company. The agreement is on a month to month basis at a monthly fee of $3,000 and is terminable at any time by the Company. For the years ended December 31, 1996 and 1995, Techman was paid $36,000 and $21,000, respectively, for such services.

For the years ended December 31, 1996 and 1995, Mr. Phillips, a director, was paid a consulting fee of $64,950, and $25,875, respectively.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(14)     FOREIGN OPERATIONS

The Company has operations in two principal geographic areas: the United States (Company and ALT) and Germany (FCJ). Following is a summary of information by area for the years ended December 31, 1996, 1995 and 1994:


                                                     1996       1995       1994
                                                  -------    -------    -------
Net sales to customers:
  United States ...............................   $   196    $   305    $  --
  Germany .....................................     7,900      2,789        231
                                                  -------    -------    -------

  Net sales as reported in the accompanying
     consolidated statements of operations ....   $ 8,096    $ 3,094    $   231
                                                  =======    =======    =======

           Income (loss) from operations:
   United States ..............................   $(3,893)   $(1,757)   $  (644)
   Germany ....................................        45     (1,833)      (979)
                                                  -------    -------    -------
                                                   (3,848)    (3,590)    (1,623)
Interest income ...............................         6        148         15
Interest expense ..............................      (393)      (516)       (22)
Other income (expense) ........................       102        (51)         5
                                                  -------    -------    -------

   Net loss as reported in the accompanying
       consolidated statements of operations ..   $(4,133)   $(4,009)   $(1,625)
                                                  =======    =======    =======

Identifiable assets:
   United States ..............................   $ 8,441    $ 8,488
   Germany ....................................     9,201      6,295
                                                  -------    -------

  Total assets as reported in the accompanying
     consolidated balance sheets ..............   $17,642    $14,783
                                                 ========    =======

Inter-company sales are eliminated in consolidation and are excluded from net sales reported in the accompanying consolidated statements of operations. Identifiable assets are those that are identifiable with operations in each geographic area.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

(15)     SUBSEQUENT EVENTS

On January  14, 1997 the Company was  notified by the  Securities  and  Exchange
Commission ("SEC") that the Company's registration statement on Form S-1 and Form 8-A were declared effective. Accordingly, the Company is subject to the filing requirements of the Securities Exchange Act of 1934. The registration statement registered then currently outstanding securities and, therefore, the Company did not receive any proceeds as a result thereof.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

     The Board of Directors of the Company approved the replacement of Mottle McGrath Braney & Flynn, P. C. (the "Former Accountants") as the Company's independent outside accountants and the selection of Deloitte & Touche LLP as the Company's new independent outside accountants.

     The report of the Former Accountants on the financial statements of the Company for the fiscal year ended December 31, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The report on the financial statements of the Company for the fiscal year ended December 31, 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. The report was qualified as to the Company's ability to continue as a going concern.

     During the Company's fiscal years ended December 31, 1995 and 1994 and through the date of this report, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for such years. During the fiscal years ended December 31, 1995 and 1994 and through the date of this report, the Former Accountants did not advise the Company with respect to the matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

     The Company engaged Deloitte & Touche LLP as its new independent accountants effective January 16, 1997. During the two fiscal years preceding its appointment and through the date hereof, the Company had not consulted with Deloitte & Touche LLP on items regarding:

     (i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; there was no written or oral advice provided that was an important factor in reaching a decision as to any accounting, auditing or financial reporting issue; or

     (ii) Any matter that was the subject of a disagreement or a reportable event required to be identified pursuant to paragraph (a)(1)(v) of Item 304 of Regulation S-K.

     The Company has provided the Former Accountants with a copy of the foregoing disclosures and has requested in writing that the Former Accountants furnish it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether or not it agrees with such disclosures. A copy of such letter is filed as an exhibit to this report in accordance with Item 601 of Regulation S-K.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The following tables set forth certain information with respect to each person who was an executive officer or director of the Company as of December 31, 1996.

        NAME               AGE              POSITION

Dr. Mohd A. Aslami         50       Chairman Of The Board Of Directors, Chief
                                    Executive Officer, President and Director
Charles DeLuca             59       Executive Vice President, Secretary and Director
                                      of the Company and General Manager of the Company's
                                    ALT subsidiary
Michael J. Beecher         52       Chief Financial Officer and Treasurer
Hans F.W. Moeller          67       Managing Director of the Company's FiberCore
                                     Jena subsidiary
Zaid Siddig                59       Director
Steven Phillips            51       Director
Dr. M. Mahmud Awan         45       Director

    Dr. Aslami is a co-founder, Chairman of the Board of Directors and Chief Executive Officer of the Company. Dr. Aslami has served as Chairman and Chief Executive Officer of FiberCore Jena, the Company's wholly-owned subsidiary in Germany, since 1994. Dr. Aslami also co-founded and became President, Chief Executive Officer and a director of ALT in 1986. Dr. Aslami received a Ph.D. in chemical engineering from the University of Cincinnati (1974).

    Mr. DeLuca is a co-founder, Executive Vice President, Secretary and a director of the Company. Mr. DeLuca also co-founded and became an Executive Vice President and director of ALT in 1986. Mr. DeLuca received his MBA in marketing and business management from St. Johns University in 1974.

    Mr. Beecher became Chief Financial Officer of the Company in April 1996. Mr. Beecher was the Vice President/Treasurer and Chief Financial Officer at the University of Bridgeport from 1989 through 1995. Mr. Beecher is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants.

     Mr. Moeller became Managing Director of FiberCore Jena in the fourth quarter of 1995 on a part time basis. He served as a director of FiberCore Incorporated from 1994 through March 1996. As part of a reorganization of the Company, he resigned his position as a director and agreed to serve as a director of the Company's newly formed subsidiary InfoGlass. From 1993 to 1994, he served as Vice Chairman of Schott Corporation ("Schott"), a United States subsidiary of Schott A.G., a corporation specializing in the production of, among other things, optical glass. From 1989 to 1993, he served as President of Schott. Mr. Moeller was a member of the Board of Directors of Schott from 1989 to 1994.

    Mr. Siddig became a director of the Company in 1994. He also serves as a consultant to the Board of Directors of FiberCore Jena. Since 1991, Mr. Siddig has been active as a private investor and has occasionally served as a consultant to ALT. Mr. Siddig is the uncle of Dr. Aslami's wife.

    Mr. Phillips became a director of the Company in May 1995 and became a director of ALT in 1989. Since co-founding the Winstar Government Securities Company L. P., a registered government securities dealer which specializes in odd-lot securities transactions, Mr. Phillips has served as Chief Financial Officer, Secretary, and a Director. Since August 1987, Mr. Phillips has served as a director, Secretary and Chief Financial Officer of James Money Management, Inc., a private investment company. Since June 1987, Mr. Phillips has served as director and President of One Financial Group Incorporated, a financial consulting company of which he is the majority stockholder.

     Dr. Awan is the founder and President of Techman International Corporation, a Massachusetts company engaged in providing technical, sales and management consulting services to various industrial companies in the United States and abroad. Dr. Awan has been responsible for the development of several high tech companies in Massachusetts over the past 10 years and serves on the Board of Directors of a number of professional organizations as well as these companies. He is an active investor in the Pakistani market and has maintained manufacturing and distribution operations in Karachi, Islamabad, and Lahore since 1982. Dr. Awan has been instrumental in promoting satellite networks for Pakistan. His company was licensed in 1994 by the Government of Pakistan to operate a national and international satellite data communication network throughout Pakistan. Dr. Awan received a Ph.D. in economics from Clark University (1974).

ITEM 11.        EXECUTIVE COMPENSATION

Following is a summary of the compensation earned and/or paid to the Company's Chief Executive Officer and its most highly compensated executive officers for the last three years.

                                            SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                         ANNUAL COMPENSATION                                 AWARDS
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position         Fiscal       Salary          Bonus              Other            Restricted      Securities
                                     Year          $               $                Annual             Stock         Underlying
                                                                                   Compen-           Award(s)         Options/
                                                                                    sation               $              SARs(#)
------------------------------------------------------------------------------------------------------------------------------------
Dr. Mohd Aslami                         1996       146,500         --                 --                 --             60,913
   Chairman, Chief Executive            1995       146,500         --                 --                 --                 --
   Officer & President                  1994       178,729         --                 --                 --                 --
------------------------------------------------------------------------------------------------------------------------------------
Charles DeLuca (1)                      1996        98,398         --                 --                 --             46,050
   Executive Vice President             1995        28,699         --                 --                 --                 --
   & Secretary                          1994            --         --                 --                 --                 --
------------------------------------------------------------------------------------------------------------------------------------
Michael J. Beecher (2)                  1996        53,708         --                 --                 --              64,248
   Chief Financial Officer              1995            --         --                 --                 --                 --
   & Treasurer                          1994            --         --                 --                 --                 --
------------------------------------------------------------------------------------------------------------------------------------
Hans Moeller (3)                        1996        98,596         --                 --                 --             55,193
   Managing Director,                   1995         7,227         --                 --                 --             33,042
   FiberCore Glasfaser Jena             1994            --         --                 --                 --                 --
   GmbH
------------------------------------------------------------------------------------------------------------------------------------

(1) From September 18, 1995 with the acquistion of ALT.

(2) Started employment on April 15, 1996

(3) Started employment on October 1, 1995

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table lists the options granted to the executive officers during the year ended December 31, 1996.

------------------------------------------------------------------------------------------------------------------------------------
                                                            INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------------
           Name            Number of         % of Total      Exercise      Exp.       Value at        Potential       Potential
           ----
                           Securities         Options/        or base      Date      Grant Date        realized        realized
                                                                           ----
                           Underlying           SARs           price                   Market         values at       values at
                           Options/          Granted to      ($/Share)                 Price           assumed         assumed
                                                             ---------
                           SARs              Employees                                 0% ($)        annual rates       annual
                                                                                       ------
                           Granted           in Fiscal                                                 of stock        rates of
                           (#)                  Year                                                    price        stock price
                           ---                  ----
                                                                                                     apprec. For       apprec.
                                                                                                     option term      For option
                                                                                                        5%($)            term
                                                                                                                       10% ($)
------------------------------------------------------------------------------------------------------------------------------------
Dr. Mohd Aslami (a,                60,913             25%          $1.45       --         $289,337         $230,670       $261,774
b)
------------------------------------------------------------------------------------------------------------------------------------
Charles DeLuca (a ,b)              46,050             19%          $1.45       --         $218,738         $174,386       $197,900
------------------------------------------------------------------------------------------------------------------------------------
Michael Beecher (a, c)             64,248             26%          $0.68       --         $152,589         $124,479       $140,882
------------------------------------------------------------------------------------------------------------------------------------
Hans Moeller (a, b)                55,193             23%          $1.36       --         $262,167         $213,976       $242,159
------------------------------------------------------------------------------------------------------------------------------------

Table

a. The term of options used in the potential realized value calculation is two years

b.   The market value per share at the date of grant was $4.75

c.   The market value per share at the date of grant was $2.375

COMPENSATION OF DIRECTORS

     The Company does not maintain any standard compensation arrangements or plans for directors.

     The Company, however, maintains a consulting agreement with Techman under which Techman provides administration, marketing, technical and personnel advisory services to the Company. Dr. M. Mahmud Awan, a director of the Company, is the President and sole shareholder of Techman. The agreement is on a month to month basis at a monthly fee of $3,000 and is terminable at any time by the Company. For the year ended December 31, 1996, Techman was paid $36,000 for such services.

     Mr. Phillips, a director of the Company, continues to be a consultant to ALT and the Company without a formal agreement, but the Company and Mr. Phillips intend to enter into such an agreement. The Company anticipates that the agreement will provide that Mr. Phillips will serve as a senior financial advisor to the Company for a term of one year, renewable at the Company's option and Mr. Phillips' consent. Mr. Phillips will be paid a retainer of $60,000 per year payable in monthly installments of $5,000, based on an hourly rate of $185 per hour. The retainer will be adjusted quarterly based on actual hours of service. For the year ended December 31, 1996, Mr. Phillips' fee was $64,950.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

PRINCIPAL SECURITYHOLDERS

     The following table sets forth certain information regarding the ownership of the Common Stock as of February 28, 1997, with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Executive Compensation Table, (iii) each director of the Company and (iv) all the directors and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                      NAME
                       AND                                     SHARES                        %
                    ADDRESS(1)                                 OWNED                       OWNED

Mohd Aslami...........................................         7,593,329  (2), (11)        17.6
Charles DeLuca........................................         4,576,276  (3), (11)        10.6
Gregory A. Perry......................................         3,572,881  (4)               8.3
Steven Phillips.......................................           845,399  (5)               2.0
Zaid Siddig...........................................           591,735  (6)               1.4
M. Mahmud Awan........................................         2,597,017  (7), (11)         6.0
Hans F.W. Moeller.....................................            88,235  (8)               0.2
AMP Incorporated .....................................         6,169,154  (9), (11)        14.3
SICO Quarzschemelze Jena GmbH.........................         2,040,891                    4.7
Michael J. Beecher....................................            54,248  (10)              0.1
All directors and executive officers as a group
  (7  persons)............................................    16,346,239                   37.9%

-------------------------------
(1) The addresses of the persons and entities named in this table are as follows: Messrs. Aslami, DeLuca, Perry, Siddig, Beecher, Moeller, Ramsey, Awan, and the Ariana Trust c/o FiberCore, Inc., P. O. Box 206, 174 Charlton Road, Sturbridge, MA 01566; AMP Incorporated, 470 Friendship Road, Harrisburg, PA 17105; and Sico Quarzchemelze Jena GmbH, Goscheweitzer Str. 20 07745, Jena, Germany.

(2) Includes 157,473 shares and Warrants to purchase 115,220 shares held by Dr. Aslami's wife, 425,085 shares held by Dr. Aslami's children, 1,998,589 and 608,914 shares held respectively by the Ariana Trust and the Kabul Foundation, trusts of which Dr. Aslami's wife is trustee and of which Dr. Aslami's children are beneficiaries, and 284,860 shares held by the Raja Foundation, a trust of which Dr. Aslami's wife and Mr DeLuca's wife are trustees and of which various organizations and family members are beneficiaries. Dr. Aslami disclaims beneficial ownership of all such shares. Also includes 60,913 currently exercisable options.

(3) Includes 1,395,097 shares and Warrants to purchase 115,220 shares held by Elizabeth DeLuca, Mr. DeLuca's wife, 347,715 shares held by Mr. DeLuca's children, 608,914 shares held by the Dawn Foundation, a trust of which Mrs. DeLuca is trustee and of which Mr. DeLuca's children are beneficiaries, and 174,053 shares held by the Raja Foundation, a trust of which Dr. Aslami's wife and Mr. DeLuca's wife are trustees and of which various organizations and family members are beneficiaries. Mr. DeLuca disclaims beneficial ownership of all shares. Also includes 46,050 currently exercisable options.

(4) Includes 1,358,384 shares held by Beth Perry, Mr. Perry's wife, and 146,852 shares held by Mr. Perry's children. Mr. Perry disclaims beneficial ownership of all such shares.

(5) Include 41,746 currently exercisable options issued to One Financial Group Incorporated.

(6)  Mr. Siddig is the uncle of Dr. Aslami's wife.

(7) Includes shares issuable to Techman or its designee upon exercise of Warrants (550,696), and shares (1,000,000) to be issued ratably as commissions on Company sales up to $200 million.

(8)  Includes 88,235 currently exercisable options.

(9) Includes shares into which the AMP Note is convertible at $1.16 per share and Warrants to purchase 1,382,648 shares.

(10) Includes 54,248 currently exercisable options.

(11) Under the AMP loan, the Company, Mohd A. Aslami, Charles DeLuca, M. Mahmud Awan and AMP entered into a Voting Agreement pursuant to which they agreed to vote together to elect a slate of directors to the Board of Directors of the Company. Such slate of directors initially consists of Mohd A. Aslami, Charles DeLuca, Hans Moeller, one nominee of AMP and three outside directors, one of whom is Dr. Awan.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DEALINGS WITH SICO

     Since June 1994, FiberCore Jena has leased its office and manufacturing facility in Germany from SICO Quarzschmelze Jena GmbH ("SICO"). At February 28, 1997 SICO owned 2,040,891 shares of Common Stock (approximately 4.7% of the Company). The lease payment is fixed for the initial term of the lease (which expires on June 30, 2000) at DM 51,376 per month (approximately $33,327). SICO is also a reseller customer of the Company. In 1995 and 1996, SICO accounted for approximately 10% and less than 1%, respectively, of Company total sales.

DEALINGS WITH TECHMAN

    Since 1995, the Company has maintained a working relationship with Techman, a technology management company headquartered in Massachusetts since 1982. Dr.
M. Mahmud Awan, the President and sole shareholder of Techman, is a director of the Company. Techman specializes in sales of fiber optic products and telecommunication systems.

     On November 1, 1995, the Company entered into an International Distributor Agreement with Techman to market the Company's products worldwide. Techman agreed to receive customary sales commissions in the form of Warrants exercisable into 1,000,000 shares of Common Stock to be issued to Techman for sales of the Company's products up to $200,000,000. Such shares will be issued upon receipt of the proceeds of any such sales.

     Pursuant to the Techman Share Purchase Agreement dated January 11, 1996, Techman purchased 734,260 shares of Common Stock for $1,000,000 (approximately $1.36 per share) and was granted Warrants exercisable into 550,696 shares of Common Stock at $1.63 per share. Additionally, the Company issued an additional 312,061 shares of Common Stock to Techman on (i) the formation of FOI (a joint venture), in which the Company holds a 30% ownership interest, and (ii) the completion of a supply agreement between FOI and the Company. Under the agreement, $450,000 of the $1,000,000 share purchase price was invested by Techman for the Company in FOI as an additional capital contribution.

     FOI, a company incorporated in Islamabad under the laws of Pakistan, was formed to manufacture optical fiber products in Pakistan, and is in the process of raising capital to fund the construction of a manufacturing facility. Since its inception in June 1995, FOI has been funded primarily by Techman. FOI has contracted with First Capital Securities Corporation Limited to arrange for listing of FOI on the Karachi Stock Exchange.

     The Company maintains a consulting agreement with Techman under which Techman provides administration, marketing, technical and personnel advisory services to the Company. The agreement is on a month to month basis at a monthly fee of $3,000 and is terminable at any time by the Company. For the years ended December 31, 1996 and 1995, Techman was paid $36,000 and $21,000, respectively, for such services.

DEALINGS WITH AMP

     In April 1995, the Company issued the AMP Note, which is a ten year $5,000,000 convertible note, to AMP, Incorporated, a company listed on the New York Stock Exchange and a manufacturer of electrical and optical connection devices, systems and other equipment including fiber optic cable. Principal of the AMP Note plus accrued interest at a rate of LIBOR plus one percent may be converted into Common Stock through April 17, 2005. Until April 17, 2000, the conversion price is $1.16 per share; thereafter the conversion price is equal to the price per share paid by a third party investor in the private sale of Common Stock immediately prior to such conversion. The AMP Note is subject to prepayment on demand in the event the Company is the issuer of securities to be sold by the Company under an effective registration statement.

     In July 1996, AMP entered into a five year supply contract (renewable at AMP's option for an additional five year period) with the Company whereby the Company will supply AMP with at least 50% of AMP's future glass optical fiber needs. On November 27, 1996 the Company obtained an additional $3,000,000 loan at an interest rate of prime plus 1%, adjustable on the first business day of each calendar quarter, from AMP to fund the expansion of the Jena Facility, in exchange for a ten year note and $2,000,000 of common stock purchase warrants exercisable for up to 1,382,648 shares of Common Stock at $1.45 and expiring on November 27, 2001. AMP also converted $3,000,000 of principal plus $540,985 of accrued interest on the AMP Note into 3,058,833 shares of Common Stock. In connection with the new loan from AMP, the Company agreed to issue AMP additional shares of Common Stock in the event the Company's share price does not exceed $2.17 for 30 consecutive trading days by November 27, 1998. The issuance of additional shares under the new AMP loan would have a dilutive effect on the Company's other shareholders and could adversely affect the market price of the Common Stock.

LOANS

     On July 31, 1996, the Company borrowed $500,000 under two loan agreements from the spouses of Dr. Aslami and Mr. DeLuca. The loans are in the amount of $250,000 each and bear interest at the prime rate plus one percent (currently 9.25%), and are due on July 31, 1999. In conjunction with the loans each lender received warrants to purchase 115,220 shares of Common Stock at the rate of $1.81 per share. The warrants expire on July 31, 2001.

CONSULTING

     Mr. Phillips, a director of the Company, continues to be a consultant to ALT and the Company without a formal agreement, but the Company and Mr. Phillips intend to enter into such an agreement. The Company anticipates that the agreement will provide that Mr. Phillips will serve as a senior financial advisor to the Company for a term of one year, renewable at the Company's option and Mr. Phillips' consent. Mr. Phillips will be paid a retainer of $60,000 per year payable in monthly installments of $5,000, based on an hourly rate of $185 per hour. The retainer will be adjusted quarterly based on actual hours of service. For the years ended December 31, 1996 and 1995, Mr. Phillips' fee was $64,950, and $25,875, respectively.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

         (a)    1.  FINANCIAL STATEMENTS
                      See Item 8 of this Report

                2.  FINANCIAL STATEMENT SCHEDULES

                      The required disclosures are included in the footnotes to the Financial Statements

                3.  EXHIBITS
                      (+ denotes filed herewith)

                EXHIBIT
                NUMBER

+2.1 Agreement And Plan Of Reorganization dated as of July 18, 1995 between Venturecap, Inc. and FiberCore Incorporated.
+2.2 Agreement of Merger dated as of July 18, 1995 between Venturecap, Inc. and FiberCore Incorporated.
+2.3 Agreement and Plan of Reorganization dated as of September 18, 1995 between the FiberCore, Inc. Alt Merger Co., and Automated Light Technologies, Inc. ("ALT").
+2.4      Agreement dated February 13, 1987 between Norscan Instruments Ltd. and
          ALT.
+3.1      Certificate of Incorporation of FiberCore, Inc.
+3.2      By-Laws of FiberCore, Inc.
+10.1 Loan Agreement dated August 2, 1990 between ALT and Connecticut Innovations, Inc. ("CII").
+10.2     Promissory Note issued by ALT to CII.
+10.3     Security Agreement dated as of August 1990 between ALT and CII.
+10.4 Subordination executed August 2, 1990 between CII, Mohd Aslami, and Charles DeLuca.
+10.5 Collateral Assignment and Security Agreement dated August 2, 1990 between ALT and CII.
+10.6 Loan Agreement dated December 5, 1990 between ALT and the Connecticut Development Authority ("CDA").
+10.7     Promissory Note dated December 5, 1990 issued by ALT to CDA.
+10.8 Guaranty dated December 5, 1990 issued to CDA by Mohd Aslami and Charles DeLuca.
+10.9 Collateral Assignment and Security Agreement dated December 5, 1990 between ALT and CDA.
+10.10    Security Agreement dated as of December 5, 1990 between ALT and CDA.
+10.11 Subordination dated November 5, 1990 between CDA, Mohd Aslami and Charles DeLuca.
+10.12    Form of Warrant issued by ALT to CDA
+10.13 Form of Warrant issued by Agreement between ALT to Connecticut Innovations Incorporated.
+10.14    Form of Warrant issued by ALT.
+10.15    Form of FiberCore Incorporated Warrant.
+10.16 Assignment dated November 8, 1993 by Gregory Perry to FiberCore Incorporated of U.S. Patent No. 4,596,589.
+10.17 Lease executed January 31, 1994 between Cobra Realty Trust, FiberCore Incorporated, Mohd Aslami and Charles DeLuca.
+10.18 Agreement dated June 7, 1994 between SICO Quarzschmelze Jena, GmbH ("SICO")and FiberCore Inc., to lease building and equipment and to manufacture optical fiber and optical fiber preform.
+10.19 Agreement dated August 19, 1995 between SICO and FiberCore Glasfaser Jena GmbH, with supplemental agreement by Walter Nadrag.

+10.20 Cooperation Agreement dated December 19, 1995 between SICO and FiberCore, Inc.
+10.21    Lease dated August 19, 1995 between SICO and FiberCore  Glasfaser Jena
          GmbH.
+10.22 Agreement dated January 25, 1996 between FiberCore, Inc., FiberCore Glasfaser, Jena and SICO.
+10.23 Share Purchase Agreement dated January 11, 1996 between FiberCore, Inc. and Techman International, Corp. ("Techman").
+10.24 Escrow Agreement dated as of April 13, 1995 between FiberCore Incorporated, Middle East Specialized Cables Co. ("MESC") and Shawmut Bank, N.A.
+10.25 Escrow Amending Agreement dated September 15, 1995 between FiberCore, Inc., Middle East Specialized Cables Co. ("MESC") and Shawmut Bank, N.A.
+10.26 Share Purchase Agreement dated as of April 13, 1995 between FiberCore Incorporated and MESC.
+10.27 Share Purchase Amending Agreement dated September 15, 1995 between the Registrant and MESC.
+10.28 Convertible Debenture Purchase Agreement effective as of April 17, 1995 between AMP Incorporated and FiberCore Incorporated, with form of Convertible Debenture Attached, as Exhibit A.
+10.29 Cooperation Agreement dated June 17, 1994 between John Royle & Sons and FiberCore Incorporated, with Amendment No. 1 executed on the same date.
+10.30 Warrant issued by FiberCore, Inc. to Techman to purchase up to 550,696 shares of Common Stock.
+10.31 Agreement dated July 1, 1994 between FiberCore Incorporated and FiberCore Glasfaser Jena GmbH.
+10.32 Joint Venture Agreement dated January 31, 1996 between Middle East Optic Fiber Company ("MEOFC"), Royle Mid East Ltd. and FiberCore Mid East Ltd.
+10.33 Convertible Note Purchase Agreement and Convertible Promissory Note between FiberCore, Inc. and Hedayat Amin-Arsala in the amount of $200,000, each dated March 15, 1996.
+10.34 Joint Venture Agreement dated May 21, 1995 between the Company, Techman and the other parties named therein.
+10.35 International Distributor Agreement between Techman and the Company, dated November 1, 1995.
+10.36 Term Loan Agreement by and between FiberCore, Inc. as borrower and AMP Incorporated a lender dated November 27, 1996.
+10.37 Term Promissory Note in the original principal amount of $3 million dated November 27, 1996.
+10.38 Amendment No. 1 to Convertible Debenture Purchase Agreement between FiberCore, Inc., as borrower and AMP Incorporated as Lender dated November 27, 1996.
+10.39 Subsidiary Guarantee between FiberCore Glasfaser Jena GmbH and AMP Incorporated dated November 27, 1996.
+10.40 Security Interest Agreement between FiberCore Glasfaser Jena GmbH and AMP Incorporated dated November 27, 1996.
+10.41 Patent Security Agreement between FiberCore, Inc. and AMP Incorporated dated November 27, 1996.
+10.42 Warrant issued to AMP Incorporated to purchase shares of Common Stock of FiberCore, Inc. dated November 27, 1996.
+10.43    Amended and Restated Convertible Debenture dated April 17, 1995.
+10.44 Voting Agreement between FiberCore, Inc., AMP Incorporated, Mohd Aslami, Charles DeLuca and Dr. M. Mahmud Awan dated November 27, 1996.
+10.46 Supply contract between AMP Incorporated and FiberCore, Inc. dated July 29, 1996.
+10.47 Loan Agreement between FiberCore, Inc. and Berliner Bank AG for the amount of DM 7,700,000 dated September 6, 1996.
+10.48 Grants Agreements between FiberCore Glasfaser Jena GmbH and the Ministry of Economics and Infrastructure in the amount of DM 2,300,000 dated June 12, 1996 and December 30, 1995.
+10.49 Intercompany Loan Agreement between FiberCore, Inc. and FiberCore Glasfaser Jena GmbH in connection with the loan from Berliner Bank AG dated July 10, 1996.
+10.50 Form of Warrant issued by FiberCore, Inc. to Techman to exercise up to 1,000,000 shares of Common Stock pursuant to the International Distributor Agreement dated November 1, 1995.

+10.51 Note Purchase and Warrant Agreement between FiberCore, Inc. and Bereshkai S. Aslami in the amount of $250,000 and granting Warrants to purchase up to 115,220 shares of Common Stock.
+10.52 Note Purchase and Warrant Agreement between FiberCore, Inc. and Elizabeth DeLuca in the amount of $250,000 and granting Warrants to purchase up to 115,220 shares of Common Stock.
+10.53 Forbearance Agreement between ALT and CDA Authority and granting of Warrants dated August 27, 1996.
+10.54 Forbearance Agreement between ALT and CII and granting of Warrants dated July 31, 1996.
+10.55 Long Term Preform Supply Agreement between FiberCore, Inc. and Fiber Optic Industries (Pvt.) Limited dated July 25, 1996.
+10.56 Long-term supply agreement between FiberCore, Inc. and Middle East Optical Fiber Cable Co. (MEFC) dated November 1, 1996.
+14.0     Copy of patents purchased from SICO.
+16.0     Letter re: change in certifying accountant.
+22       List of subsidiaries of FiberCore, Inc.
+27       Financial Data Schedule.

         (b)    Reports on Form 8-K

                On January 17, 1997, the Company filed a report on Form 8-K, reporting the change in the principal accountants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIBERCORE, INC.
                                  (Registrant)


            By: /s/ Mohd A. Aslami                            March 26, 1997
               --------------------------------------
                    Dr. Mohd A. Aslami
                    Chairman, Chief Executive Officer
                             And President

            By: /s/ Michael J. Beecher                        March 26, 1997
               -----------------------------------------
                    Michael J. Beecher
                    Chief Financial Officer and Treasurer
                    (Principal Financial Officer and
                     Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Mohd A. Aslami            Chairman of the Board,             March 26, 1997
 ------------------            President
Dr. Mohd A. Aslami             Chief Executive Officer,
                               Director
                               (Principal Executive Officer)


/s/ Charles DeLuca             Executive Vice President           March 26, 1997
------------------             Secretary and Director
Charles DeLuca

/s/ Steven Phillips            Director                           March 26, 1997
-------------------
Steven Phillips

/s/ Zaid Siddig                Director                           March 26, 1997
---------------
Zaid Siddig

/s/ M. Mahmud Awan             Director                           March 26, 1997
------------------
Dr. M. Mahmud Awan