Form 10-Q
period 1997-03-31
FIBERCORE INC
filed 1997-05-14
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                   ----------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to_____________

                         Commission file number: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)

                    Nevada                                     87-0445729
       ---------------------------------                     --------------
 (State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                             Identification No.)

                        174 Charlton Road, P. O. Box 206
                              Sturbridge, MA 01566
                              --------------------
              (Address and Zip Code of principal executive offices)

                                 (508) 347-7744
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
    -------         ------
The number of shares of the Registrant's common stock outstanding as of April 30, 1997 was 35,790,397.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                      Page
                                                                                      ----

PART I   FINANCIAL INFORMATION......................................................   3
     ITEM 1.  FINANCIAL STATEMENTS..................................................   3

              CONDENSED CONSOLIDATED BALANCE SHEETS
              AT MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996...................   3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
              1996 (UNAUDITED)......................................................   4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
              THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)............   5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED)...........................................................   6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................   8


PART II  OTHER INFORMATION..........................................................   10

     ITEM 1.  LEGAL PROCEEDINGS......................................... ...........   10
     ITEM 2.  CHANGES IN SECURITIES.................................................   10
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................   10
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   10
     ITEM 5.  OTHER INFORMATION.....................................................   10
     ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K........................................   10

SIGNATURES..........................................................................   11



                                       2






                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)                           March 31,      December 31,
                                                                      1997            1996
                                                                  -----------     ------------
                                                                  (Unaudited)
                                     ASSETS
Current assets:
         Cash     ...........................................$        828       $      190
         Accounts receivable - net...........................       1,187            1,093
         Inventories.........................................       1,964            1,921
         Prepaid and other current assets....................          84               18
                                                               ----------        ---------
                  Total current assets.......................       4,063            3,222
                                                               ----------        ---------

Property and equipment - net  ...............................       4,173            3,771
                                                               ----------        ---------
Other assets:
         Restricted cash.....................................       2,298            2,498
         Patents - net.......................................       6,483            6,648
         Investments in joint ventures.......................       1,800            1,375
         Other...............................................         197              128
                  Total other assets.........................      10,778           10,649
                                                               ----------        ---------
                  Total assets...............................$     19,014       $   17,642
                                                               ==========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable.......................................$        200       $      200
         Accounts payable....................................       1,495            1,652
         Accrued expenses....................................       1,318            1,220
                                                               ----------        ---------
                  Total current liabilities..................       3,013            3,072

Long-term debt...............................................       6,739            4,545
                                                               ----------        ---------
                  Total liabilities..........................       9,752            7,617
                                                               ----------        ---------

Stockholders' equity:
         Preferred stock, $.001 par value, authorized
         10,000,000 shares;  no shares issued andoutstanding..      ---               ---

         Common   stock,   $.001   par   value,   authorized
         100,000,000 shares;  shares issued and outstanding:
         35,790,397  at March  31,  1997 and  35,223,250  at
         December 31, 1996....................................         36               35
         Paid in capital......................................     20,187           19,545
         Accumulated deficit..................................    (10,724)          (9,771)
         Accumulated translation adjustment...................       (237)             216
                                                               ----------        ---------
                  Total stockholders'equity...................      9,262           10,025
                                                               ----------        ---------
                  Total liabilities and stockholders' equity..$    19,014       $   17,642
                                                               ==========        =========


   See accompanying notes to the condensed consolidated financial statements.



                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(Dollars in thousands except share data)
                                                                          Three Months Ended
                                                                               March 31,
                                                                       -----------------------
                                                                        1997             1996
                                                                        ----             ----

Net sales...............................................        $       2,000    $      1,970
Cost of sales...........................................                1,715           1,902
                                                                 ------------     -----------

         Gross profit ..................................                  285              68

Operating expenses:.....................................
  Selling, general and administrative expenses..........                  765              593
  Research and development..............................                  160              106
                                                                 ------------      -----------
         Loss from operations...........................                 (640)            (631)

Interest income.........................................                    6              --
Interest expense........................................                 (199)            ( 95)
Foreign exchange loss-net...............................                 (106)
Other income (expense)..................................                  (14)               8
                                                                 ------------      -----------
         Net loss.......................................        $         953    $         718
                                                                 ============      ===========

Loss per share of common stock..........................        $       (0.03)   $       (0.02)
                                                                 ============      ===========

Weighted average shares outstanding.....................           35,364,148       30,506,963
                                                                 ============      ===========



   See accompanying notes to the condensed consolidated financial statements.



                        FIBERCORE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Dollars in thousands except share data)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          ------------------

                                                                                          1997           1996
                                                                                          ----           ----
Cash flows from operating activities:
  Net loss.........................................................................     $  (953)     $   (718)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization....................................................         340           334
  Other  ..........................................................................          53            --
  Foreign currency translation loss................................................         149            --

Changes in assets and liabilities:
  Accounts receivable..............................................................        (177)           67
  Inventories......................................................................        (189)          420
  Prepaid and other current assets.................................................        ( 67)           11
  Other  assets....................................................................           8            --
  Accounts payable.................................................................        ( 82)         (804)
  Accrued expenses.................................................................         147          ( 14)
                                                                                        --------     --------
     Net cash used in operating activities.........................................        (771)         (704)
                                                                                        --------     --------

Cash flows from investing activities:
  Purchase of property and equipment...............................................        (949)         ( 66)
  Reimbursement from government grant..............................................         115            --
  Other  ..........................................................................          --          ( 21)
                                                                                        --------     --------
     Net cash used in investing activities.........................................        (834)         ( 87)
                                                                                        ---------    --------

Cash flows from financing activities:
  Proceeds from sale of common stock...............................................         103           272
  Proceeds from long-term debt.....................................................       2,170            --
                                                                                        --------     --------
     Net cash provided by financing activities.....................................       2,273           272
                                                                                        --------     --------
Effect of foreign exchange rate change on cash.....................................         (30)           --
                                                                                        --------     --------
(Decrease) increase in cash........................................................         638          (519)
Cash, beginning of period..........................................................         190           833
                                                                                        --------     --------
Cash, end of period................................................................     $   828      $    314
                                                                                        ========     ========

Supplemental Disclosure:
   Shares issued in exchange for investment in joint venture                            $   425



   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(Dollars and Marks in thousands except share data)

1.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of March 31, 1997 and the related condensed statements of operations and cash flows for the three months ended March 31, 1997 and 1996 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

         The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 1996 included in the Company's Report on Form 10-K.

2.       INVENTORIES

         Inventories consist of the following:

                                              March 31,        December 31,
                                                1997               1996
                                              --------         ------------

            Raw materials                    $   892            $   841
            Work-in-progress                     408                403
            Finished goods                       664                677
                                              ------             ------
                                  Total       $1,964             $1,921
                                              ======             ======

                        FIBERCORE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       LONG-TERM DEBT

         During the three months ended March 31, 1997, the Company drew down 3,384 German Marks (approximately $2,020) under the loan agreement with the Berliner Bank. The proceeds were used to fund the expansion of the Company's plant in Germany. The total loan commitment by the bank is 7,700 German Marks (approximately $5,100) and bears interest at 6.25% annually. The loan is due on September 30, 2006. The loan is collateralized by a deposit with the bank of approximately $2,447.

         Also during the quarter ended March 31, 1997, the Company borrowed $150 from a shareholder under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1% adjustable quarterly and payable quarterly. In conjunction with the note, the lender was granted warrants to purchase 69,132 shares of common stock of the Company at an exercise price of $1.53 per share. The warrants expire on March 7, 2002. The proceeds of the note were used for working capital.

4.       SHAREHOLDERS' EQUITY

         During the three months ended March 31, 1997 in connection with the Middle East Fiber Cables Co., ("MEFC") joint venture agreement and the share purchase agreement with Middle East Specialized Cables Company (a partner in the joint venture), the Company issued 312,061 shares of common stock on the execution of a long-term supply agreement with MEFC.

5.       ACCOUNTING PRONOUNCEMENTS

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share" which is effective for financial statements issued after December 15, 1997. The statement established new standards for computing and disclosure of earnings per share ("EPS") and requires restatement of prior years EPS information. The statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding, excluding common stock equivalents. Diluted EPS reflects the potential dilution of EPS that could occur if securities or other contracts to issue common shares were exercised or converted. Had SFAS 128 been effective for the periods ended March 31, 1996 and 1997, there would have been no change in the loss per share as reported since common stock equivalents and other contracts to issue shares, if exercised or converted, would be anti-dilutive.

6.       SUBSEQUENT EVENTS

         In April 1997, the Company borrowed $250 from Techman International Corp. ("Techman") under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1%, adjustable quarterly and payable quarterly. In conjunction with the note, Techman was granted warrants to purchase 115,220 common shares of the Company at an exercise price of $0.78 per share. The warrants expire on April 17, 2002. Dr. M. Mahmud Awan, a director and shareholder of the Company, is the President and sole shareholder of Techman.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Sales for the  three  months  ended  March  31,  1997  were  $2,000,000 compared to sales of $1,970,000 for the same period in 1996. This relatively small increase was effected by the decline in value of the German Mark versus the U. S. dollar from the first quarter of 1996 to the first quarter of 1997 of approximately 12%. Substantially all of the Company's sales are in the Company's German subsidiary, FiberCore Glasfaser Jena GmbH. Sales of the subsidiary in German Marks were DM 3,241,079 for the quarter ended March 31, 1997 compared to DM 2,774,719 for the quarter ended March 31, 1996, an increase of 16.8%. This increase resulted from an increase in volume shipped due to the addition of new customers.

         Gross profit improved to $285,000 or 14.3% of sales for the quarter ended March 31, 1997 from $68,000 or 3.5% of sales for the same period in the prior year. The improved profit margin resulted from increased production efficiency at the German facility resulting in improvement of production yields, offset by the decline in the value of the German Mark as discussed above.

         Selling, general, and administrative costs were $765,000 for the three months ended March 31, 1997, an increase of $172,000 or 29% over the same period in 1996. This increase is principally attributable to an increase in travel and consulting fees of approximately $70,000 related to the development of overseas projects, costs of approximately $35,000 incurred in connection with a registration covering resales of the Company's common stock and an increase in other administrative costs of approximately $65,000 due to the growth of the German subsidiary.

         Research and developments costs increased 50.9% from $106,000 in the first quarter of 1996 to $160,000 for the first quarter of 1997. This increase is due to costs incurred for a specific product development project in Germany.

         Interest expense was $199,000 for the first quarter of 1997 compared to $95,000 for the same period in 1996. The increase of $104,000 is due principally to interest and fees on the Berliner Bank loan consummated in the last quarter of 1996 and drawn down in the first quarter of 1997, and interest on the $3.0 million loan from AMP Incorporated which was received in November, 1996.

         During the three months ended March 31, 1997 the Company incurred a $106,000 foreign currency translation loss principally due to a loss in the German Mark collateral deposit with the Berlin Bank.

         As a result of the changes described above, the Company had a loss for the first quarter of 1997 of $953,000 or 33% greater than the loss of $718,000 in the same period in 1996. The Company's German subsidiary, however, had a profit in the first quarter of 1997 of approximately $24,000 compared to a loss for the first quarter of 1996 of approximately $50,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash increased by $638,000 during the three months ended March 31, 1997. Cash used in operations was $771,000 in the first quarter 1997 compared to $704,000 in the same period in the prior year. This resulted from the loss in the first quarter 1997 of $953,000 offset by depreciation and amortization of $340,000 and other non-cash charges of $202,000 and changes in other working capital items of $360,000. The Company's current ratio improved from 1.0 at December 31, 1996 to 1.3 at March 31, 1997. The Company's German subsidiary is now generating a positive cash flow from operations and management anticipates that this will continue.

         During the first quarter of 1997, the Company invested $949,000 in new equipment and the expansion of the production facility in Germany. This was funded, in part, by $115,000 in grants from the German government. Additionally, the Company drew down approximately $2,020,000 under the Berliner Bank loan to finance this expansion.

         Also during the three months ended March 31, 1997, the Company received $103,000 from the issuance of common stock for the exercise of options and warrants. The Company also borrowed $150,000 for short-term working capital needs.

         Management anticipates that its German subsidiary will continue to generate a positive cash flow from operations and the Company will be able to sustain its operations through short-term borrowing. The Company's German subsidiary has a committed working capital line of credit from a German bank for 1,000,000 German Marks, approximately $597,000.

                          PART II - OTHER INFORMATION

ITEMS 1 - 5
               None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           Exhibit 27:      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On January 17, 1997, the Company filed a report on Form 8-K, reporting the change to Deloitte & Touche LLP as the Company's independent accountants pursuant to item 4 thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      FiberCore, Inc.
                                      ---------------
                                        (Registrant)


Date:  May 14, 1997                   /s/ Mohd A. Aslami
                                      ------------------
                                      Dr. Mohd A. Aslami
                                      Chairman, President and Chief Executive
                                      Officer
                                         (Duly Authorzed Officer)





Date:  May 14, 1997                    /s/ Michael J. Beecher
                                      -----------------------
                                      Michael J. Beecher
                                      Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)