Form 10-Q
period 1997-06-30
FIBERCORE INC
filed 1997-08-12
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from to________________

                         Commission file number: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                           87-0445729
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)

                        253 Worcester Road, P.O. Box 180
                               Charlton, MA 01507
              (Address and Zip Code of principal executive offices)

                                 (508) 248-3900
              (Registrant's telephone number, including area code)

              174 Charlton Road, P.O. Box 206, Sturbridge, MA 01566
                ( Former address, if changed since last report )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes        X            No
                       --------------         -------------

The number of shares of the Registrant's common stock outstanding as of July 31, 1997 was 35,808,754.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION..............................................  3
         ITEM 1.  FINANCIAL STATEMENTS......................................  3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996........  3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND
                  1996 (UNAUDITED)..........................................  4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                  (UNAUDITED)...............................................  5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)...............................................  6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............  8


PART II  OTHER INFORMATION..................................................  10

         ITEM 1.  LEGAL PROCEEDINGS.........................................  10
         ITEM 2.  CHANGES IN SECURITIES.....................................  10
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................  10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......  10
         ITEM 5.  OTHER INFORMATION.........................................  10
         ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K............................  10


SIGNATURES..................................................................  11

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)                                                            June 30,       December 31,
                                                                                                      1997            1996

                                                                                                  (Unaudited)
                                     ASSETS
Current assets:
         Cash.................................................................................... $      69        $     190
         Accounts receivable - net...............................................................     1,053            1,093
         Inventories.............................................................................     2,732            1,921
         Prepaid and other current assets........................................................        91               18
                                                                                                    -------          -------
                  Total current assets...........................................................     3,945            3,222
                                                                                                    -------          -------
Property and equipment - net.....................................................................     4,685            3,771
                                                                                                    -------          -------

Other assets:
         Restricted cash.........................................................................     2,172            2,498
         Patents - net...........................................................................     6,325            6,648
         Investments in joint ventures...........................................................     1,850            1,375
         Other...................................................................................       117              128
                                                                                                    -------           ------
                  Total other assets.............................................................    10,464           10,649
                                                                                                    -------           ------
                  Total assets................................................................... $  19,094          $17,642
                                                                                                    =======           ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable........................................................................... $     200        $     200
         Accounts payable........................................................................     1,766            1,652
         Accrued expenses........................................................................     1,409            1,220
                                                                                                    -------           ------
                  Total current liabilities......................................................     3,375            3,072

Long-term debt...................................................................................     7,507            4,545
                                                                                                    -------           ------
                  Total liabilities..............................................................    10,882            7,617
                                                                                                    -------           ------

Stockholders' equity:
         Preferred stock, $.001 par value, authorized 10,000,000 shares;  no shares
         issued and outstanding..................................................................        --               --
         Common stock, $.001 par value, authorized 100,000,000 shares; issued and out-
           standing: 35,808,754 at June 30, 1997 and 35,223,250 at December 31, 1996                     36               35
         Paid in capital.........................................................................    20,187           19,545
         Accumulated deficit.....................................................................   (11,471)          (9,771)
         Accumulated translation adjustment......................................................      (540)             216
                                                                                                    -------           ------
                  Total stockholders' equity.....................................................     8,212           10,025
                                                                                                    -------           ------
                  Total liabilities and stockholders' equity..................................... $  19,094        $  17,642
                                                                                                    =======           ======

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,

                                                                         1997            1996            1997            1996
                                                                         ----            ----            ----            ----


Net sales......................................................  $       1,550    $      2,055    $      3,550    $      4,025
Cost of sales .................................................          1,251           1,844           2,966           3,746
                                                                  ------------    ------------    ------------    ------------

         Gross profit .........................................            299             211             584             279

Operating expenses:
  Selling, general and administrative expenses ................            687             671           1,452           1,264
  Research and development ....................................            135              94             295             200
                                                                  ------------    ------------    ------------    ------------

         Loss from operations .................................           (523)           (554)         (1,163)         (1,185)

Interest income ...............................................              8               1              14               1
Interest expense ..............................................           (193)            (96)           (392)           (191)
Foreign exchange loss - net ...................................            (63)             --            (169)             --
Other income ..................................................             24              46              10              54
                                                                  ------------    ------------    ------------    ------------

         Net loss.............................................   $        (747)   $       (603)   $     (1,700)   $     (1,321)
                                                                  ============    ============    ============    ============

Loss per share of common stock................................   $       (0.02)   $      (0.02)   $      (0.05)   $      (0.04)
                                                                  ============    ============    ============    ============

Weighted average shares outstanding ...........................     35,583,493      30,655,194      35,580,985      30,580,264
                                                                  ============    ============    ============    ============


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                                                Six Months Ended
                                                                                    June 30,

                                                                                1997       1996

Cash flows from operating activities:
  Net loss ................................................................   $(1,700)   $(1,321)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................       645        684
  Other ...................................................................        48         --
  Foreign currency translation loss .......................................       299         --

Changes in assets and liabilities:

  Accounts receivable                                                             (81)       (62)
  Inventories .............................................................    (1,024)        96
  Prepaid and other current assets ........................................        42         14
  Other assets.............................................................        20         --
  Accounts payable ........................................................       223       (297)
  Accrued expenses ........................................................       260        163
                                                                              -------    -------
     Net cash used in operating activities ................................    (1,268)      (723)
                                                                              -------    -------

Cash flows from investing activities:
  Purchase of property and equipment ......................................    (2,069)      (233)
  Reimbursement from government grant .....................................       262         --
  Other ...................................................................       (50)       (95)
                                                                              -------    -------
     Net cash used in investing activities ................................    (1,857)      (328)
                                                                              -------    -------

Cash flows from financing activities:
  Proceeds from sale of common stock ......................................       103        426
  Proceeds from long-term debt ............................................     2,914         --
                                                                              -------    -------
     Net cash provided by financing activities ............................     3,017        426
                                                                              -------    -------

Effect of foreign exchange rate change on cash ............................       (13)        --
                                                                              -------    -------

Decrease in cash ..........................................................      (121)      (625)
Cash, beginning of period .................................................       190        833
                                                                              -------    -------
Cash, end of period .......................................................   $    69    $   208
                                                                              =======    =======

Supplemental Disclosure:
   Shares issued in exchange for investment in joint venture ..............   $   425    $    --


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and Marks in thousands except share data)

1.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of June 30, 1997 and the related condensed statements of operations for the three and six month periods and statements of cash flows for the six month periods ended June 30, 1997 and 1996 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

         The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 1996 included in the Company's Report on Form 10-K.

2.       INVENTORIES

         Inventories consist of the following:


                                       June 30, 1997           December 31, 1996
                                       -------------           -----------------

Raw materials                             $1,288                     $   841
Work-in-progress                             342                         403
Finished goods                             1,102                         677
                                           -----                     -------
                         Total            $2,732                     $ 1,921
                                           =====                     =======


3.       LONG-TERM DEBT

         During the six months ended June 30, 1997, the Company drew down 4,384 German Marks (approximately $2,514) under a loan agreement with the Berliner Bank. The proceeds were used to fund the expansion of the Company's plant in Germany. The total loan commitment by the bank is 7,700 German Marks (approximately $4,415) and bears interest at 6.25% annually. The loan is due on September 30, 2006. The loan is collateralized by a deposit with the bank of approximately $2,172.

         Also during the six months ended June 30, 1997, the Company borrowed $150 from a shareholder under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1% adjustable quarterly and payable quarterly. In conjunction with the note, the lender was granted warrants to purchase 69,132 shares of common stock of the Company at an exercise price of $1.53 per share. The warrants expire on March 7, 2002. The proceeds of the note were used for working capital.

         In April 1997, the Company borrowed $250 from Techman International Corp. ("Techman") under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1%, adjustable quarterly and payable quarterly. In conjunction with the note, Techman was granted warrants to purchase 115,220 common

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

shares of the Company at an exercise price of $0.78 per share. The warrants expire on April 17, 2002. Dr. M. Mahmud Awan, a director and shareholder of the Company, is the President and sole shareholder of Techman.

4.       SHAREHOLDERS' EQUITY

         During the six months ended June 30, 1997, in connection with the Middle East Fiber Cables Co., ("MEFC") joint venture agreement and the share purchase agreement with Middle East Specialized Cables Company (a partner in the joint venture), the Company issued 312,061 shares of common stock on the execution of a long-term supply agreement with MEFC.

         Also, during the period, the Company issued 263,443 shares on exercise of warrants and employee stock options.

5.       ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share" which is effective for financial statements issued after December 15, 1997. The statement established new standards for computing and disclosure of earnings per share ("EPS") and requires restatement of prior years EPS information. The statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding, excluding common stock equivalents. Diluted EPS reflects the potential dilution of EPS that could occur if securities or other contracts to issue common shares were exercised or converted. Had SFAS 128 been effective for the periods ended June 30, 1996 and 1997, there would have been no change in the loss per share as reported since common stock equivalents and other contracts to issue shares, if exercised or converted, would be anti-dilutive.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statements.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. This statement is effective for periods beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Sales for the three and six months ended June 30, 1997 were $1,550,000 and $3,550,000, respectively, compared to sales of $2,055,000 and $4,025,000 for the same periods in 1996. This decrease was effected by the decline in value of the German Mark versus the U. S. dollar from the first half of 1996 to the first half of 1997 of approximately 11%. Substantially all of the Company's sales are in the Company's German subsidiary, FiberCore Glasfaser Jena GmbH. Sales of the subsidiary in German Marks were DM 2,632,957 and DM 5,874,036 for the quarter and six months ended June 30, 1997 compared to DM 3,167,254 and DM 5,941,973 for the same periods in 1996. The decrease in sales of approximately 17% for the quarter ended June 30, 1997 compared to the same period in 1996 was due to a delay in shipments to one customer for which production had been reserved. The delay was caused by a delay in the delivery of production equipment for that customer by a third party.

         Gross profit increased to $299,000 (19.3% of sales) and $584,000 (16.5% of sales) for the quarter and six months ended June 30, 1997, respectively, compared to $211,000 (10.3% of sales) and $279,000 (7.0% of sales) for the corresponding periods in 1996. The improved profit margin resulted from increased production efficiency at the German facility resulting in improvement of production yields, offset by the decline in the value of the German Mark as discussed above.

         Selling, general and administrative costs increased by $16,000 (2.3%) for the quarter ended June 30, 1997 compared to the same period in 1996. This increase was primarily due to an increase in personnel costs in Germany offset by a decrease in legal and accounting fees. For the six months ended June 30, 1997, these costs increased by $188,000 (14.9%). This increase was principally attributable to an increase in travel and consulting fees of approximately $85,000 related to the development of overseas projects, costs of approximately $35,000 incurred in connection with a registration covering resales of the Company's common stock and an increase in other administrative costs of approximately $65,000 due to the growth of the German subsidiary.

         Research and development costs increased $41,000 (43.6%) and $95,000 (47.5%) during the quarter and six month periods ended June 30, 1997, respectively, compared to the corresponding periods in 1996. This increase was due to costs incurred for a specific product development project in Germany.

         Interest expense increased by $97,000 (101%) and $201,000 (105%) for the quarter and six months ended June 30, 1997 compared to the same periods in 1996. The increase was due principally to interest and fees on the Berliner Bank loan consummated in the last quarter of 1996 and drawn down in the first and second quarters of 1997, and interest on the $3.0 million loan from AMP Incorporated which was received in November 1996.

         During the three and six month periods ended June 30, 1997, the Company incurred a $63,000 and $169,000 foreign currency translation loss, respectively, principally due to a loss on the German Mark collateral deposit with the Berliner Bank.

         As a result of the changes as described above, the Company had a net loss for the three months ended June 30, 1997 that was 23.9% more than the loss in the same period of 1996. The loss for the six months ended June 30, 1997 was 28.7% greater than the loss in the corresponding period in 1996. The Company's German subsidiary, however, had a profit of $14,000 and $38,000 for the three and six months ended June 30, 1997, respectively, compared to a profit of
$24,000  and  a  loss  of  $26,000  for  the  corresponding   periods  in  1996,
respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash decreased by $121,000 during the six months ended June 30, 1997. Cash used in operations was $1,268,000 in the first half 1997 compared to $723,000 in the same period in the prior year. This resulted from the loss in the first half 1997 of $1,700,000 offset by depreciation and amortization of $645,000 and other non-cash charges of $347,000 and changes in other working capital items of $(560,000). The Company's current ratio improved from 1.0 at December 31, 1996 to 1.2 at June 30, 1997. The Company's German subsidiary is now generating a positive cash flow from operations and management anticipates that this will continue.

         Inventory increased $811,000 at June 30, 1997 compared to December 31, 1996, principally due to an increase in the raw material inventory in the German subsidiary in anticipation of vacation shut-downs during July and August by principal vendors, and an increase in finished goods due to a delay in shipments to one customer caused by a delay in the completion of the customer's production facility.

         During the first six months of 1997, the Company invested $2,069,000 in new equipment and the expansion of the production facility in Germany. This was funded, in part, by $262,000 in grants from the German government. Additionally, the Company drew down approximately $2,514,000 under the Berliner Bank loan to finance this expansion.

         Also during the six months ended June 30, 1997, the Company received $103,000 from the issuance of common stock for the exercise of options and warrants. The Company also borrowed $400,000 for short-term working capital needs.

         Management anticipates that its German subsidiary will continue to generate a positive cash flow from operations and the Company will be able to sustain its operations through short-term borrowing. The Company's German subsidiary has a committed working capital line of credit from a German bank for 1,000,000 German Marks, approximately $573,000.

                           PART II - OTHER INFORMATION

ITEMS 1 - 5
                           None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           Exhibit 27:               Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                FiberCore, Inc.
                                  (Registrant)


Date:  August 8, 1997                  /s/ Mohd Aslami
                                       ---------------
                                Dr. Mohd A. Aslami
                                Chairman, President and Chief Executive Officer
                                   (Duly Authorized Officer)





Date:  August 8, 1997                  /s/ Michael J. Beecher
                                       ----------------------
                                Michael J. Beecher
                                Chief Financial Officer and Treasurer
                                  (Principal Financial Officer)