Form 10-Q
period 1997-09-30
FIBERCORE INC
filed 1997-11-06
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to________________

                         Commission file number: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                      87-0445729
  ------------------------------------                     ----------
(State or other jurisdiction of incorporation           (I.R.S. Employer
         or organization)                               Identification No.)

                        253 Worcester Road, P.O. Box 180
                               Charlton, MA 01507
                               ------------------
              (Address and Zip Code of principal executive offices)

                                 (508) 248-3900
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X            No
   -------------          ---------

The number of shares of the Registrant's common stock outstanding as of October 31, 1997 was 35,918,893.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                   PAGE
PART I   FINANCIAL INFORMATION.............................................................................         3
         ITEM 1.    FINANCIAL STATEMENTS...................................................................         3

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    AT SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996................................         3

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                    1996 (UNAUDITED).......................................................................         4

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (UNAUDITED)............................................................................         5

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (UNAUDITED)............................................................................         6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................         8


PART II  OTHER INFORMATION.................................................................................         10

         ITEM 1.    LEGAL PROCEEDINGS......................................................................         10
         ITEM 2.    CHANGES IN SECURITIES..................................................................         10
         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES........................................................         10
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................         10
         ITEM 5.    OTHER INFORMATION......................................................................         10
         ITEM 6.    EXHIBITS & REPORTS ON FORM 8-K.........................................................         10


SIGNATURES.................................................................................................         11


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)                                                September 30,   December 31,
                                                                                            1997             1996
                                                                                        -------------   ------------
                                                                                         (Unaudited)
                                     ASSETS
Current assets:
         Cash ........................................................................   $    278        $    190
         Accounts receivable - net ...................................................      1,190           1,093
         Inventories .................................................................      2,994           1,921
         Prepaid and other current assets ............................................         60              18
                                                                                         --------        --------
                  Total current assets ...............................................      4,522           3,222
                                                                                         --------        --------

Property and equipment - net .........................................................      4,805           3,771
                                                                                         --------        --------

Other assets:
         Restricted cash .............................................................      2,128           2,498
         Patents - net ...............................................................      6,167           6,648
         Investments in joint ventures ...............................................      1,850           1,375
         Other .......................................................................        148             128
                                                                                         --------        --------
                  Total other assets .................................................     10,293          10,649
                                                                                         --------        --------
                  Total assets .......................................................   $ 19,620        $ 17,642
                                                                                         ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable ...............................................................   $    400        $    200
         Accounts payable ............................................................      1,519           1,652
         Accrued expenses ............................................................      1,479           1,220
                                                                                         --------        --------
                  Total current liabilities ..........................................      3,398           3,072

Long-term debt .......................................................................      8,961           4,545
                                                                                         --------        --------
                  Total liabilities ..................................................     12,359           7,617
                                                                                         --------        --------

Stockholders' equity:
         Preferred stock, $.001 par value, authorized 10,000,000 shares;  no shares
         issued and outstanding ......................................................         --              --

         Common stock, $.001 par value, authorized 100,000,000 shares; issued and out-
           standing: 35,918,893 at September 30, 1997 and 35,233,250 at December 31,
           1996 ......................................................................         36              35
         Paid in capital .............................................................     20,188          19,545
         Accumulated deficit .........................................................    (12,171)         (9,771)
         Accumulated translation adjustment ..........................................       (792)            216
                                                                                         --------        --------
                  Total stockholders' equity .........................................      7,261          10,025
                                                                                         --------        --------
                  Total liabilities and stockholders' equity .........................   $ 19,620        $ 17,642
                                                                                         ========        ========

   See accompanying notes to the condensed consolidated financial statements.


                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                 September 30,
                                                                           ------------------             -----------------


                                                                       1997              1996           1997              1996
                                                                       ----              ----           ----              ----


Net sales......................................................   $      1,869    $      2,220    $      5,419    $      6,245
Cost of sales .................................................          1,486           2,362           4,452           6,108
                                                                  ------------    ------------    ------------    ------------

         Gross profit (loss) ..................................            383            (142)            967             137

Operating expenses:
  Selling, general and administrative expenses ................            716             656           2,168           1,920
  Research and development ....................................            130              81             425             281
                                                                  ------------    ------------    ------------    ------------

         Loss from operations .................................           (463)           (879)         (1,626)         (2,064)

Interest income ...............................................              8              --              22               1
Interest expense ..............................................           (213)            (89)           (605)           (280)
Foreign exchange loss - net ...................................            (31)             --            (200)             --
Other income (expense) - net ..................................             (1)            (43)              9              11
                                                                  ------------    ------------    ------------    ------------


         Net loss.............................................    $       (700)   $     (1,011)   $     (2,400)   $     (2,332)
                                                                  ============    ============    ============    ============

Loss per share of common stock................................    $      (0.02)   $      (0.03)   $      (0.07)   $      (0.08)
                                                                  ============    ============    ============    ============

Weighted average shares outstanding ...........................     35,882,978      31,181,309      35,682,756      30,815,900
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


                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               -----------------

                                                                                1997       1996

Cash flows from operating activities:
  Net loss ................................................................   $(2,400)   $(2,332)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................     1,009      1,033
  Other ...................................................................        72         --
  Foreign currency translation loss .......................................       281        (87)

Changes in assets and liabilities:
  Accounts receivable .....................................................      (230)       (84)
  Inventories .............................................................    (1,307)        59
  Prepaid and other current assets ........................................        72         56
  Other  assets ...........................................................       (13)        --
  Accounts payable ........................................................       (13)      (715)
  Accrued expenses ........................................................       336        388
                                                                              -------    -------
     Net cash used in operating activities ................................    (2,193)    (1,682)
                                                                              -------    -------

Cash flows from investing activities:
  Purchase of property and equipment ......................................    (2,963)      (353)
  Reimbursement from government grant .....................................       662        699
  Other ...................................................................       (50)       (23)
                                                                              -------    -------
     Net cash from (used) in investing activities .........................    (2,351)       323
                                                                              -------    -------

Cash flows from financing activities:
  Proceeds from sale of common stock ......................................       103        550
  Proceeds from long-term debt ............................................     4,544        500
                                                                              -------    -------
     Net cash provided by financing activities ............................     4,647     $1,050
                                                                              -------    -------

Effect of foreign exchange rate change on cash ............................       (15)        --
                                                                              -------    -------

Increase (decrease) in cash ...............................................        88       (309)
Cash, beginning of period .................................................       190        833
                                                                              -------    -------
Cash, end of period .......................................................      $278       $524
                                                                              =======    =======

Supplemental Disclosure:
   Shares issued in exchange for investment in joint venture ..............      $425       $233
   Shares issued for retirement of debt ..................................                   514

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and Marks in thousands except share data)

1.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of September 30, 1997 and the related condensed statements of operations for the three and nine month periods and statements of cash flows for the nine month periods ended September 30, 1997 and 1996 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

         The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 1996 included in the Company's Report on Form 10-K.

2.       INVENTORIES

         Inventories consist of the following:

                                        September 30, 1997    December 31, 1996
                                        ------------------    -----------------

           Raw materials                      $1,269                $ 841
           Work-in-progress                      343                  403
           Finished goods                      1,382                  677
                                               -----                  ---
                                 Total        $2,994               $1,921
                                               =====                =====


3.       LONG-TERM DEBT

         During the nine months ended September 30, 1997, the Company drew down 6,850 German Marks (approximately $3,874) under a loan agreement with the Berliner Bank. The proceeds were used to fund the expansion of the Company's plant in Germany. The total loan commitment by the bank is 7,700 German Marks (approximately $4,355) and bears interest at 6.25% annually. The loan is due on September 30, 2006. The loan is collateralized by a deposit with the bank of approximately $2,128.

         Also during the nine months ended September 30, 1997, the Company borrowed $220 from a shareholder under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1% adjustable quarterly and payable quarterly. In conjunction with the note, the lender was granted warrants to purchase 69,132 shares of common stock of the Company at an exercise price of $1.53 per share. The warrants expire on March 7, 2002. The proceeds of the note were used for working capital.

         In April and September 1997, the Company borrowed $250 and $150 from Techman International Corp. ("Techman") under two notes maturing in 2000 and 1998, respectively. The annual interest rate on the notes is the prime rate plus 1%, adjustable quarterly and payable quarterly. In conjunction with the notes, Techman was granted warrants to purchase 184,352 common shares of the Company at an exercise price

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

from $0.625 to $0.78 per share. The warrants expire in 2002. Dr. M. Mahmud Awan, a director and shareholder of the Company, is the President and sole shareholder of Techman.

         Also, in September, 1997, the Company borrowed $50 under various notes with interest at the rate of prime plus 1%. The notes mature in 1998. The lenders were granted warrants to purchase up to 70,000 common shares of the Company at an exercise price of $0.6875 per share. One of the lenders, Mr. Steven Phillips, is a director of the Company.

4.       SHAREHOLDERS' EQUITY

         During the nine months ended September 30, 1997, in connection with the Middle East Fiber Cables Co., ("MEFC") joint venture agreement and the share purchase agreement with Middle East Specialized Cables Company (a partner in the joint venture), the Company issued 312,061 shares of common stock on the execution of a long-term supply agreement with MEFC.

         Also, during the period, the Company issued 373,582 shares on exercise of warrants and employee stock options.

5.       ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share" which is effective for financial statements issued after December 15, 1997. The statement established new standards for computing and disclosure of earnings per share ("EPS") and requires restatement of prior years EPS information. The statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding, excluding common stock equivalents. Diluted EPS reflects the potential dilution of EPS that could occur if securities or other contracts to issue common shares were exercised or converted. Had SFAS 128 been effective for the periods ended September 30, 1996 and 1997, there would have been no change in the loss per share as reported since common stock equivalents and other contracts to issue shares, if exercised or converted, would be anti-dilutive.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Sales for the three and nine months ended September 30, 1997 were $1,869,000 and $5,419,000, respectively, compared to sales of $2,220,000 and $6,245,000 for the same periods in 1996. This decrease was effected by the decline in value of the German Mark versus the U. S. dollar from the first nine months of 1996 to the first nine months of 1997 of approximately 12%. Substantially all of the Company's sales are in the Company's German subsidiary, FiberCore Glasfaser Jena GmbH. Sales of the subsidiary in German Marks were DM 3,132,492 and DM 9,006,528 for the quarter and nine months ended September 30, 1997, respectively, compared to DM 3,085,266 and DM 9,027,239 for the same periods in 1996.

         Gross profit increased to $383,000 (20.5% of sales) and $967,000 (17.8% of sales) for the quarter and nine months ended September 30, 1997, respectively, compared to a loss of $142,000 and profit of $137,000 (2.2% of sales) for the corresponding periods in 1996. The improved profit margin resulted from increased production efficiency at the German facility resulting in improvement of production yields, offset by the decline in the value of the German Mark as discussed above.

         Selling, general and administrative costs increased by $60,000 (9.1%) for the quarter ended September 30, 1997 compared to the same period in 1996. This increase was primarily due to an increase in personnel costs in Germany offset by a decrease in legal and accounting fees. For the nine months ended September 30, 1997, these costs increased by $248,000 (12.9%). This increase was principally attributable to an increase in travel and consulting fees of approximately $106,000 related to the development of overseas projects, costs of approximately $35,000 incurred in connection with a registration covering resales of the Company's common stock and an increase in other administrative costs of approximately $107,000 due to the growth of the German subsidiary.

         Research and development costs increased $49,000 (60.5%) and $144,000 (51.2%) during the quarter and nine month periods ended September 30, 1997, respectively, compared to the corresponding periods in 1996. This increase was due to costs incurred for a specific product development project in Germany.

         Interest expense increased by $124,000 (139%) and $325,000 (116%) for the quarter and nine months ended September 30, 1997 compared to the same periods in 1996. The increase was due principally to interest and fees on the Berliner Bank loan consummated in the last quarter of 1996 and drawn down in the first nine months of 1997, and interest on the $3.0 million loan from AMP Incorporated which was received in November 1996.

         During the three and nine month periods ended September 30, 1997, the Company incurred a $31,000 and $200,000 foreign currency translation loss, respectively, principally due to a loss on the German Mark collateral deposit with the Berliner Bank.

         As a result of the changes as described above, the Company had a net loss for the three months ended September 30, 1997 that was 30.8% lower than the loss in the same period of 1996. The loss for the nine months ended September 30, 1997 was 2.9% greater than the loss in the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash increased by $88,000 during the nine months ended September 30, 1997. Cash used in operations was $2,193,000 in the first nine months of 1997 compared to $1,682,000 in the same period in the prior year. This resulted from the loss in the first nine months of 1997 of $2,400,000 offset by depreciation and amortization of $1,009,000 and other non-cash charges of $353,000 and changes in other working capital items of $(1,155,000). The Company's current ratio improved from 1.0 at December 31, 1996 to 1.3 at September 30, 1997. The Company's German subsidiary is now generating a positive cash flow from operations and management anticipates that this will continue.

         Inventory increased $1,073,000 at September 30, 1997 compared to December 31, 1996, principally due to an increase in finished goods due to a delay in shipments to one customer caused by a delay in the completion of the customer's production facility and an increase in raw materials to ensure sufficient supply of glass tubing.

         During the first nine months of 1997, the Company invested $2,963,000 in new equipment and the expansion of the production facility in Germany. This was funded, in part, by $662,000 in grants from the German government. Additionally, the Company drew down approximately $3,874,000 under the Berliner Bank loan to finance this expansion.

         Also during the nine months ended September 30, 1997, the Company received $103,000 from the issuance of common stock for the exercise of options and warrants. The Company also borrowed $670,000 for short-term working capital needs.

         Management anticipates that its German subsidiary will continue to generate a positive cash flow from operations and the Company will be able to sustain its operations through short-term borrowing. The Company's German subsidiary has a committed working capital line of credit from a German bank for 1,000,000 German Marks, approximately $566,000.

                           PART II - OTHER INFORMATION

ITEMS 1.-3.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders ("Annual Meeting"), held on September 25, 1997, 20,633,057 shares of Common Stock were represented, in person or by proxy, constituting a quorum, of the total of 35,808,754 shares of Common Stock outstanding and entitled to vote at the Annual Meeting.

         At the Annual Meeting, the directors nominated were elected by the following votes:

                                   Number of Shares             Number of Shares
                                      Voted For                     Withheld
                                   ----------------             ----------------


         Dr. M. Mahmud Awan          20,554,657                     78,400
         Zaid Siddig                 20,553,157                     79,900
         Steven Phillips             20,554,557                     78,500
         Dr. Mohd A. Aslami          20,554,657                     78,400
         Charles De Luca             20,554,657                     78,400

         No director received fewer than 20,553,157 votes or 57.4% of the outstanding Common Stock. There were no broker non-votes on this proposal.

         At the Annual Meeting, the selection of Deloitte & Touche LLP, independent certified public accountants, as auditors for the company for the fiscal year ending December 31, 1997, was ratified by a vote of 20,552,757 shares (57.4% of the outstanding Common Stock). Holders of 76,000 shares voted against the proposal and holders of 4,300 shares abstained. There were no broker non-votes on this proposal.

ITEM 5.

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





                                 FiberCore, Inc.
                                 ---------------

                                   (Registrant)


Date:  November 3, 1997          /s/ Mohd Aslami
                                 ---------------
                                 Dr. Mohd A. Aslami
                                 Chairman, President and Chief Executive Officer
                                  (Duly Authorized Officer)





Date:  November 3, 1997           /s/ Michael J. Beecher
                                  ----------------------
                                  Michael J. Beecher
                                  Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)