Form 10-K
period 1997-12-31
FIBERCORE INC
filed 1998-03-27
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ____

                            -----------------------

                         COMMISSION FILE NUMBER: 0-21823


                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)

       Nevada                                           87-0445729
       ------                                           ----------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 1998: $10,293,639.

Number of shares outstanding as of March 12, 1998:  35,774,822.



                      DOCUMENTS INCORPORATED BY REFERENCE

None

                                 FIBERCORE, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I...................................................................    3
         ITEM 1.   BUSINESS..............................................    3
         ITEM 2.   PROPERTIES............................................   16
         ITEM 3.   LEGAL PROCEEDINGS.....................................   16
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS...............................................   16

PART II  ................................................................   17
         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS...........................   17
         ITEM 6.   SELECTED FINANCIAL DATA...............................   18
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS...................   19
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK.....................................   25
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........   26
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE...................   55

PART III ................................................................   56
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                   REGISTRANT............................................   56
         ITEM 11.  EXECUTIVE COMPENSATION................................   57
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT........................................   60
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........   62

PART IV  ................................................................   65
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K...........................................   65

SIGNATURES...............................................................   68

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

         In January 1996, the Company established a subsidiary, InfoGlass Incorporated ("InfoGlass"), through which it intends eventually to conduct its North American fiber optic business. InfoGlass is currently inactive.

         In November, 1997, the Company entered into a joint-venture agreement with PNB Equity Resource Corporation Sdn. Bhd. ("PERC") and Federal Power Sdn. Bhd. ("FDP"), both of which are Malaysian corporations, to form FiberCore Asia Sdn. Bhd. ("FCA"). FCA, which is incorporated in Malaysia, was established to construct and operate a manufacturing facility in Malaysia for the production of optical fiber and optical fiber preforms. The Company owns 51% of FCA, and FDP and PERC own 37% and 12%, respectively.

         The Company granted FCA a license to use the Company's technology for its 51% ownership, while FDP and PERC contributed cash and notes for their respective ownership interest. FCA is in the process of raising the additional debt financing required to construct and operate the plant and it is expected that production will begin in 1999. The products of FCA will be marketed principally in the Pacific Rim.

         The following is an organizational chart depicting the Company's principal subsidiaries and ownership percentage.

                                                       FIBERCORE, INC.
                                                     CORPORATE STRUCTURE
                                                        HEADQUARTERS
                                                           ( USA )

--------------------------------------------------------------------------------------------------------------------------------
FIBERCORE ASIA     FOI (PVT.) LTD.    FIBERCORE GLASFASER JENA GMBH    INFOGLASS, INC.   FIBERCORE MIDEAST LTD.      ALT, INC.
   SDN. BHD.          (PAKISTAN)                (GERMANY)                 (USA)                  (ASIA)                 (USA)
  (MALAYSIA)          30% OWNED                 100% OWNED              100% OWNED             100% OWNED            100% OWNED
  51% OWNED                                                                            MIDDLE EAST FIBER CABLES CO.   BY  FCI
                                                                                               15% OWNED BY
                                                                                         FIBERCORE MID EAST LTD.

Company and ALT sales by product group for the last three years were as follows (includes sales of ALT prior to its acquisition by the Company):

                                                  Years Ended December 31
                                                  -----------------------
                                                   (dollars in thousands)

                                              1995          1996         1997
                                              ----          ----         ----

         Optical Fiber and Preform.......     $3,009       $7,907        $6,855
         ALT Products....................        246          189           223
                                              ------       -------       ------
                  Total..................     $3,255       $8,096        $7,078
                                              ======       ======        ======

RECENT DEVELOPMENTS

         In April 1995, the Company issued a note to AMP, Incorporated ("AMP") (the "AMP Note"). The AMP Note is a ten year $5,000,000 convertible note. AMP, a company listed on the New York Stock Exchange, with worldwide sales in excess of $5.7 billion in 1997, is a manufacturer of electrical and optical connection devices, systems and other equipment including fiber optic cable. Principal plus accrued interest on the AMP Note at a rate of LIBOR plus one percent may be converted into Common Stock through April 17, 2005. Until April 17, 2000, the conversion price is $1.16 per share; thereafter the conversion price is equal to the price per share paid by a third party investor in the private sale of Common Stock immediately prior to such conversion. The AMP Note is collateralized by the Company's patents, patent applications, licenses, rights and royalties arising from such patents. The AMP Note is subject to prepayment on demand in the event the Company is the issuer of securities to be sold by the Company under an effective registration statement. On November 27, 1996 AMP converted $3,000,000 of principal plus $540,985 of accrued interest into 3,058,833 shares of Common Stock of the Company.

         In July 1996, AMP entered into a five year supply contract (renewable at AMP's option for an additional five year period) with the Company whereby AMP has undertaken to purchase from the Company at least 50% of AMP's future glass optical fiber needs. On November 27, 1996, the Company obtained an additional $3,000,000 loan at an interest rate of prime plus 1%, adjustable on the first business day of each calendar quarter, from AMP to fund the expansion of the Jena Facility. In exchange AMP received a 10 year note and common stock purchase warrants exercisable for up to 1,382,648 shares of Common Stock at $1.45 per share and expiring on November 27, 2001. In connection with the new AMP loan and the expansion of the Jena Facility, the Company has been awarded a grant from the German Government of approximately $2,700,000 and has received a loan from Berliner Bank of approximately $4,280,000, which has been funded contemporaneously with the new $3,000,000 AMP loan. The Company also agreed to issue AMP additional shares of Common Stock in the event the Company's share price does not exceed $2.17 for 30 consecutive trading days by November 27, 1998. The issuance of additional shares under the new AMP Loan would have a dilutive effect on the Company's other shareholders and could adversely affect the market price of the Common Stock. As part of the new $3,000,000 loan from AMP, Mohd A. Aslami, Charles De Luca, M. Mahmud Awan and AMP entered into a Voting Agreement pursuant to which they agreed to vote together to elect a slate of directors to the Board of Directors of the Company. The proposed slate of directors initially consists of Mohd A. Aslami, Charles De Luca, Hans F.W. Moeller, one nominee of AMP and three outside directors, one of whom is Dr. M. Mahmud Awan. The Voting Agreement also requires a classified and three year staggered Board of Directors. Such Voting Agreement would remain in effect until the earlier of (i) termination of the new AMP loan agreement, or (ii) an underwritten public offering by the Company which generates at least $5,000,000.

         In 1995, the Company, through its subsidiary, FiberCore MidEast Ltd. ("FME"), entered into a joint venture agreement (the "MidEast JV Agreement") with Middle East Fiber Optic Manufacturing Company Limited ("MEOFC"), a Saudi Arabian company and John Royle and Sons, Inc. ("Royle"), a manufacturer of cable manufacturing systems. Pursuant to the agreement, the parties jointly own Middle East Fiber Cables Co., ("MEFC"), a Saudi Arabian joint venture company. MEFC will engage in the manufacture and sale of optical fiber and optical fiber cable both inside and outside of Saudi Arabia. The Company and Royle each contributed $500,000 to the venture and each holds a 15% interest in MEFC. MEOFC contributed $2,330,000 and holds a 70% interest. The Company and MEFC have entered into a long-term supply agreement for MEFC to purchase and the Company to supply fiber and preforms totaling approximately $33,000,000 over the next five years. Shipments under this agreement began in 1997. The Company may not transfer its interest in MEFC to any entity other than Royle or MEOFC without the permission of such parties.

         In connection with the Company's participation in MEFC, on October 5, 1995, Middle East Specialized Cables Co., ("MESC") a Saudi Arabian Company in which the owners of MEOFC have an interest, purchased 367,131 shares of Common Stock at an aggregate price of $500,000. In November 1996, MESC purchased a second block of 367,131 shares of Common Stock for an additional $500,000. The proceeds of this sale were used as the Company's capital contribution to MEFC, described above. In 1997, MESC was also issued 312,061 shares of Common Stock and was granted Warrants to purchase 550,696 shares of Common Stock at an exercise price of $1.63 per share through April 13, 1997, upon delivery of a supply agreement, valued at $33 million, between the Company and MEFC. The warrants expired without exercise.

         On November 1, 1995, the Company entered into an International Distributor Agreement with Techman International Corp. ("Techman"). Under such agreement, Techman will be issued Warrants for the exercise of up to 1,000,000 shares of Common Stock. The Warrants will be exercised and the applicable shares will be issued ratably by the Company as commissions on Company sales generated by Techman up to $200,000,000. Dr. M. Mahmud Awan, a former director of the Company, is president and sole shareholder of Techman.

         On January 11, 1996, pursuant to a Share Purchase Agreement, Techman agreed to purchase for $1,000,000 a total of 734,260 shares of Common Stock, and Warrants exercisable at $1.63 per share into 550,696 shares of Common Stock expiring on January 11, 1998. The Warrants expired without exercise. Additionally, Techman would be issued 312,061 shares of Common Stock upon the delivery of a supply agreement between Fiber Optic Industries (Pvt.) Ltd., ("FOI") and the Company. FOI is a joint venture between the Company and Techman which was formed for the purpose of constructing and operating a fiberdraw and optical fiber cable manufacturing facility in Pakistan. In 1996, the 734,260 shares and the 312,061 shares, above, were issued to Techman in exchange for the payment of $1,000,000 and the delivery by Techman of a twenty year supply agreement between the Company and FOI. The Company used $500,000 of the proceeds as an additional capital contribution in FOI. The Company maintains a 30% ownership interest in FOI. Due to a delay in the construction of the manufacturing plant, in 1997 the supply agreement was canceled and the 312,061 shares have been canceled. The Company may enter into a new supply agreement in the future with FOI when the plant is completed.

         On July 31, 1996, the Company borrowed $500,000 under two loan agreements with the spouses of the Chairman and Chief Executive Officer and the Executive Vice President of the Company. The loans are in the amount of $250,000 each, bear interest at the prime rate plus one percent (currently 9.5%) and are due on July 31, 1999. In conjunction with the loans, each lender received Warrants to purchase 115,220 shares of Common Stock at a price of $1.81 per share. The Warrants expire on July 31, 2001.

         In September 1997, the Company borrowed $150,000 from Techman International Corporation. The note bears interest at prime plus 1% per year and matures on September 17, 1998. In conjunction with the note, Techman was granted warrants to purchase 69,132 common shares of the Company at an exercise price of $0.625 per share.

         In April 1997, the Company borrowed $250,000 from Techman under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1%, adjustable quarterly and payable quarterly. In conjunction with the note, Techman was granted warrants to purchase 115,220 common shares of the Company at an exercise price of $0.78 per share.

         In addition to the above two notes with Techman, in 1997, the Company borrowed $345,000 for working capital from the Chief Executive Officer, shareholders, and certain companies of which certain directors of FiberCore are shareholders. The loans bear interest at the prime rate plus one (1) percent per year, and mature in 1998 ($125,000) and 2000 ($220,000).

         In  1997,  the  expansion  of  the  Jena  facility  was   substantially
completed, more than doubling the production capacity of that plant. The expansion was funded by German government grants and loans as described above.

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

         There are two basic types of communication optical fibers: multi-mode fiber and single-mode fiber. Multi-mode fiber has a larger core (the area where the light travels) than single-mode fiber, carries less bandwidth and is more expensive. It is generally used over relatively short distances in wiring buildings and groups of buildings. The electronics and the connectors required to work with multi-mode fiber are less costly than the electronics required for single-mode fiber. For example, the light source for multi-mode fiber can be light emitting diodes, while single-mode fiber requires laser light sources. Single-mode fiber is used in long-distance trunk lines (cables between cities) and fiber-to-the-curb (cable from a central office to the curb in front of an office building or home).

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

PROPRIETARY MANUFACTURING PROCESS AND PRODUCTS

         The Company manufactures both multi-mode and single-mode preforms and fiber, but does not manufacture optical fiber cable, although MEFC and FOI, in which the Company has an interest, intends to draw fiber from preforms and to manufacture fiber optic cable.

         The Company's patented technology can be best described as a "rod-and-tube" process, or as a hybrid of the OVD, IVD and the AVD processes.
The Company's process takes advantage of available high quality doped1 and undoped fused silica rods and tubes during the manufacturing process to produce more efficiently single-mode optical fiber preform and single-mode fiber at a substantially reduced cost than the alternative processes.

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

         Prior to its acquisition by the Company, the Jena Facility was manufacturing multi-mode fiber and preform for the Eastern European market. The Company's lease of the Jena Facility provides a potentially efficient, low-cost, existing manufacturing operation. Management believes the time and cost required to achieve manufacturing efficiencies at the Jena Facility were minimized as a result of management's knowledge and experience in fiber production and machine design.



------------
1Doping means adding other glass materials, such as germanium dioxide to the silica glass.

ALT PRODUCTS

         The Company's ALT subsidiary has four principal products, all of which are manufactured at the Company's Charlton, Massachusetts facility and are marketed by independent sales representatives.

         ALT's Fiber Optic Cable Monitoring Systems ("FOCMS") facilitate the continuous monitoring of fiber optic and copper cables. The FOCMS consist of sensors housed in a protective cover placed at cable splice points and connected to a central monitoring system. ALT holds two United States patents covering this technology. ALT purchased one of these patents and know-how relating to fiber optic cable monitoring systems on September 7, 1986, from Norscan, a Canadian company. Norscan retained the right to use the technology in Canada and the rights to a Canadian reissuance of the purchased patent and has had the technology in operation on the Trans Canada fiber optic network since 1988. ALT intends to make the technology widespread in other regions worldwide. A dispute exists between ALT and Norscan with respect to Norscan selling FOCMS products, in competition with ALT products, that utilize technology other than the technology assigned to ALT pursuant to its agreement with Norscan. ALT contends that, in so doing, Norscan is violating a non-competition provision of Norscan's agreement with ALT. Failure by ALT and Norscan to resolve this dispute could materially adversely affect the future sales of ALT products. (See Item 3. Legal Proceedings)

         ALT also manufactures patented long range fault locators, which are generally used in pairs. Typically, each device is applied at a point on a fiber optic cable, less than 100 miles from the other unit. These devices can detect and locate cable faults between the units.

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

         Customers for the FOCMS and other ALT Products have included telephone companies worldwide, including MCI Telecommunications Corp., AT&T Corp. and Pacific Telesis.

         ALT also has developed flood and leak detection devices for the home. ALT is not actively marketing these products because of lack of resources, but may attempt to market such products in the future.

RESEARCH AND DEVELOPMENT

         The Company conducts research and development ("R&D") activities at its Jena Facility and Charlton, Massachusetts offices. Additionally, the Company is conducting product development R&D under two contracts with two scientific research laboratories in Russia. The Company's research and development activities consist primarily of optical fiber manufacturing process improvements and optical fiber product development. The Company is currently conducting research in Germany under three grants from the German government totaling approximately $388,287.

         The Company incurred costs of $434,000, $420,000, and $75,000 for research and process development for the fiscal years ended December 31, 1997, 1996, and 1995, respectively. The principal purpose of the research activity is to improve the production process for the manufacturing of fiber preforms, with concentration on reducing production time and reducing raw material consumption per unit of product. ALT's expenditures are principally for product development and enhancements of its products.

         Seven of the Company's employees devote substantially all of their time to research and development, which includes process and product development.

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

CUSTOMERS REPRESENTING OVER 10% OF SALES

         The following table is based on the total sales of the Company for all periods presented.
                                                      % OF SALES
                   1997
                     Customer A                          42%
                     Customer B                          18%
                     Customer C                     Less than 10%

                   1996
                     Customer A                          56%
                     Customer B                          15%
                     Customer C                     Less than 10%

                   1995
                     Customer A                          60%
                     Customer B                     Less than 10%
                     Customer C                          10%

         The Company believes that only the loss of Customers A and B would have a material adverse effect on the Company.

BACKLOG, SALES AND ADVERTISING

         At December 31, 1997 the Company had a backlog of orders approximating $4.1 million ($7.4 million at December 31, 1996). The decrease in backorders is principally due to a decrease in demand for single mode fiber from one customer in Germany and the delay in the start-up of MEFC. During 1997, four of the Company's employees were engaged in sales activities as part of their duties, and the Company utilized manufacturers sales representatives in certain geographic markets. In 1998, the Company is planning to employ a full-time international marketing/sales manager and one full time sales person for the European market. Also in 1998, the Company intends to expand its independent sales representative organization to provide broader representation primarily in the Pacific Rim. Assisted by local representatives, management intends to establish potential relationships with key managers of local cable and telephone companies. In addition, other management executives are engaged in negotiating long-term supply agreements with current and potential customers. Sales of ALT products are made by one salaried full-time Company employee based in Massachusetts, who is engaged in sales as only a portion of his duties, as well as by a number of independent sales agents.

         Due to the nature of the industry, the Company does not currently engage in extensive advertising. The Company promotes its products principally through direct mailings to potential customers, distribution of product brochures through sales representatives and exhibiting at industry trade shows.

COMPETITION

FIBER PREFORM

         Management believes that there is limited competition in the sale of preforms to cable manufacturers who draw their own fiber. Such competition, however, is expected to grow. At present, the competition for single-mode preforms on a world-wide basis is limited to two United States manufacturers, SpecTran Corporation ("SpecTran"), and Alcatel U.S.A. SpecTran's product sales are for unique fiber applications. Alcatel U.S.A. is marketing single mode preforms and has the capability to market multi-mode preforms now and in the future. In Europe, Lycom, Alcatel and Nokia, Shin-Etsu from Japan and DaiWoo from Korea are marketing single mode preforms.

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

FIBER

         The competition in multi-mode fiber products is limited to a few manufacturers in North America and Europe. They include Corning Incorporated, AT&T, Alcatel and SpecTran in the United States and Plasma Optical Fiber and Alcatel in Europe. Management believes that Corning, AT&T, and Alcatel generally supply the bulk of their production to their own cablers or joint venture partners.

         The competition in the single-mode fiber market is much more extensive than in the preform market or the multi-mode fiber market. Most of the competition for fiber comes from Corning and AT&T. Both Corning and AT&T have several joint ventures throughout the world, but, it is believed by management, they generally play significantly smaller roles than their partners. Competition in the fiber market is primarily based on availability and quality. With some exceptions, the Company's fiber is generally priced at comparable levels to fiber manufactured by the larger producers.

ALT PRODUCTS

         The Company's management believes there is limited or no direct competition for its FOCMS product line except Norscan. Most other competing technologies and products are more complementary to the Company's products than true competitors because these products and the Company's products are both needed to perform short range and long range fault locating.

         Numerous companies manufacture cable protection devices. The Company believes, however, that it has the only product approved by Underwriters Laboratories, an internationally recognized certifying organization.

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

PATENTS

         The Company is the registered owner in the United States of U.S. Patent No. 4,596,589 relating to optical fiber fabrication. The patent, which expires in 2003, was acquired in 1993 from Gregory Perry, a co-founder of the Company. The existing patent provides a more efficient method for fabricating a single-mode optical fiber preform by substantially reducing the time and cost required to produce the preform. The patent also provides an efficient method of attaching cladding material around a single-mode fiber core. The Company has filed an application in the United States and European Common Market improving upon the process covered by the above patent, and intends to file in other foreign jurisdictions, as well as filing further improvement patents for its process.

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

         In 1997, the Company filed a patent application in the U.S. for a process which the Company believes will improve the cost and efficiency of producing optical fiber preforms. The Company is currently in the process of preparing additional patent applications for the production of optical fiber and preforms which are expected to be filed in 1998.

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

         The Company's ability to compete effectively will depend, in part, on its ability to protect its patents. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. Furthermore, there can be no assurance that others will not independently develop products that are similar or superior to the Company's products or technologies, duplicate any of the Company's technologies, or design around the patents issued to the Company. In addition, the validity and enforceability of a patent can be challenged after its issuance. While the Company does not believe that its patents infringe upon the patents or other proprietary rights of any other party, other parties may claim that the Company's patents do infringe upon such patents or other proprietary rights. There can be no assurance that the Company would be successful in defending against such a claim of infringement. Moreover, the expense of defending against such a claim could be substantial. (See Item 3. Legal Proceedings).

INTERNATIONAL OPERATIONS

         The Company is subject to all the risks of conducting business internationally. These risks include unexpected changes in legislative or regulatory requirements and fluctuations in the United States dollar and the German mark, and other currencies in which the Company is doing business from time to time. The Company has limited foreign currency fluctuation exposure and does not currently engage in foreign currency hedging transactions. The business and operations of the Company's Germany subsidiary, FCJ, are subject to the changing economic and political conditions prevailing from time to time in Germany. Labor costs, corporate taxes and employee benefit expenses are high and weekly working hours are shorter compared to the rest of the European Union, the United States and Japan. The Company's joint venture, FCA, in Malaysia is subject to similar international risks, including the currency fluctuations recently experienced in the Pacific Rim region. The Company's participation in MEFC and its investment in FOI are subject to the risks of doing business in Saudi Arabia, and in the Middle East in general. These risks include, but are not limited to, the threat of regional conflict. In 1997, 1996 and 1995, FCJ accounted for 97%, 98%, and 90% of the Company's sales, respectively.

TRADEMARKS

         FCJ is the owner of the registered trademark InfoGlass(R) under which it markets its optical fiber products. In 1997, the Company filed for registration of the trademarks "EconoGrade" and "ValueGrade" for products it intends to begin marketing in 1998. ALT is the owner of the registered trademark Floodhound(R) which is used in the sale of the Company's water leak detection devices. These products are not currently marketed by the Company.

SEASONALITY

         The Company's business does not have strong seasonal fluctuations and the Company does not expect material seasonal variations to revenue.

RAW MATERIALS

         The Company presently can purchase all its raw material requirements for its optical fiber and preform business. The major component of a preform is silica glass tubing which is available in various sizes. Various high purity gases such as oxygen, nitrogen, argon, helium, chlorine and chemicals such as silicon tetrachloride, silicon tetra fluoride and germanium tetrachloride are used in the process of manufacturing preform. During 1995, the Company's optical fiber and preform business purchased approximately 90% of its key glass tubing raw material from one supplier. This supplier accounted for over 46% and 50% of the Company's glass tube requirements in 1996 and 1997, respectively. If the Company becomes unable to continue to purchase raw materials from this supplier, there can be no assurance that the Company will not face difficulties in obtaining raw materials on commercially acceptable terms, which could have a material adverse effect on the Company. To limit future shortages of key materials, the Company successfully identified other suppliers of this material. The Jena Facility has the capability to manufacture the high-purity synthetic core glass using a first purchased cladding tube, as well as adding additional purchased cladding tubes using the Company's patented production process.

         The Company's ALT subsidiary uses raw materials widely available from numerous suppliers.

EMPLOYEES

         At December 31, 1997, the Company employed 84 persons, of whom 4 are executives, 10 are engaged in sales and administration, 63 are engaged in manufacturing and 7 are engaged principally in research and development. Seventy-five (75) of the Company's employees are located in Jena, Germany. The Company is not party to any collective bargaining agreements and the Company does not maintain a pension plan. The Company considers its relations with employees to be satisfactory and believes that its employee turnover does not exceed the industry average.

ITEM 2.  PROPERTIES

         The Company leases 5,000 square feet of office space as its Corporate Headquarters in Charlton, Massachusetts. The monthly rent is $2,250 and the lease expires on September 30, 1998. The Company plans to renew the lease.

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

ITEM 3.  LEGAL PROCEEDINGS

         In January 1998, Corning, Incorporated ("Corning") filed an action against the Company claiming that the Company infringed a Corning patent by marketing and selling certain optical fiber products in the United States. In March 1998 the Company and Corning concluded a settlement agreement wherein the Company has acknowledged the validity of Corning's patent and agreed, prior to the expiration of the patent, not to make, market, and sell or offer to sell infringing optical fiber or optical fiber preforms in the United States in violation of Corning's patent except to certain customers. In turn, Corning has agreed not to seek damages and will dismiss the action. The Company maintains that it has not sold any significant amounts of fiber and preforms in the United States in violation of Corning's patent which expires in July, 1999. Management believes that the result of this action will not have a material adverse impact on the Company.

         The Company's FiberCore Jena subsidiary, SICO and SICO's president, Mr. Walter Nadrag (who was previously the Managing Director of FiberCore Jena) are defendants in a lawsuit in Germany brought against them by COIA GmbH ("COIA"), a former customer, claiming damages of approximately $200,000 arising from FiberCore Jena's alleged failure to comply with a sales contract. The case was dismissed by the lower court and COIA appealed this decision. On appeal the court found that although there was a contract, COIA was not entitled to damages. COIA may seek fulfillment of the claimed contract. In addition to the above, the Company is subject to various claims which arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse affect on the business of the Company.

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

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's stock is traded on the Over the Counter (OTC) Bulletin Board. There were 224 holders of record and approximately 800 beneficial owners of Common Stock as of March 12, 1998. The public market for the Common Stock on the Bulletin Board, where the stock trades under the symbol FBCE, is limited. Set forth below for the periods indicated are the high and low closing prices for the Common Stock as reported on the Bulletin Board.

STOCK PRICE AND DIVIDEND POLICY

                Period                   High Bid               Low Bid
                ------                   --------               -------

           1996
           ----
              1st quarter                $3.12                    $2.00
              2nd quarter                $7.25                    $1.75
              3rd quarter                $7.44                    $3.00
              4th quarter                $4.13                    $2.63

           1997
           ----
              1st quarter                $6.25                    $0.63
              2nd quarter                $1.50                    $0.44
              3rd quarter                $1.06                    $0.50
              4th quarter                $0.88                    $0.31

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data of the Company for each of the years 1997, 1996, 1995, 1994, and 1993, has been derived from the audited financial statements and notes thereto of the Company and its predecessors. The information set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                    YEARS ENDED DECEMBER 31,
                                                (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

----------------------------------------------------------------------------------------------------------------------------
                                                 1997(1)         1996(1)           1995(1)      1994(2)(3)        1993(2)(3)
Operating Data:
  Net sales...............................        $ 7,078          $ 8,096        $ 3,094        $   231              ---
                                                  -------          -------        -------        -------
  Costs and expenses:
  Cost of sales...........................          5,702            7,200          4,509          1,064              ---
  Research and development................            434              420             75             90              ---
  Selling, general, and administrative....          3,148            4,324          2,100            700           $    1
  Interest expense, net...................            638              387            368              7              ---
  Other expense (income), net.............            234             (102)            51             (5)             ---
                                                  -------          -------        -------        -------           ------
  Loss before provision for income taxes..         (3,078)          (4,133)        (4,009)        (1,625)              (1)
  Provision for income taxes..............            ---              ---            ---            ---              ---
                                                  -------          -------        -------        -------           ------
  Net loss................................       $ (3,078)         $(4,133)       $(4,009)       $(1,625)          $   (1)
                                                 ========          =======        =======        ========      ==========
Basic and diluted loss per share..........       $  (0.09)         $ (0.13)       $ (0.15)       $ (0.07)             ---
                                                 ========          =======        =======        ========
Weighted average shares
  outstanding.............................     35,744,182       31,695,693     26,584,630     22,873,322       21,309,323
                                               ==========       ==========     ==========      ==========      ===========
Balance Sheet Data:
  Working capital (deficit)...............          8,091              191           (277)          (519)             403
  Total assets............................         26,107           17,642         14,783          4,270              645
  Long-term obligations...................          9,851            4,587          5,000            456              ---
  Total liabilities.......................         13,351            7,618          8,415          1,687                4
  Minority interest.......................          3,217              ---            ---            ---              ---
  Accumulated deficit.....................        (12,850)          (9,772)        (5,638)        (1,628)              (3)
  Stockholders' equity....................          9,539           10,024          6,368          2,583              641

---------
1. Includes the results of ALT from September 18, 1995.

2. Does not include the results of ALT.

3. Reflects the Venturecap merger as of the beginning of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    (Dollars and Deutsche Marks in Thousands)

BACKGROUND

         Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of the Company to contain costs, to grow internally or by acquisition and to integrate acquired businesses into the Company's group of companies; (iii) the uncertainties of litigation; (iv) the Company's dependence on significant customers; (v) changing conditions in the optical fiber industry which could adversely affect the Company's business; (vi) unsettled economic conditions in several of the countries in which the Company operates; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) the ability of the Company to deal with the Year 2000 Issue on a timely basis; (ix) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this Form 10-K. When used in this Form 10-K, the words "estimate", "project", "anticipate", "expect", "intend", "believe", and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

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

         The Company operates primarily through its FiberCore Jena subsidiary. The Company maintains its headquarters in Charlton, Massachusetts which is staffed by executive, research and engineering, accounting and administrative personnel. The following discussion and analysis of the results of operations is based on the Company's audited financial statements for the years ended December 31, 1997, 1996 and 1995.

RESULTS OF OPERATIONS

         Year Ended December 31, 1997

         Total revenues for the year ended December 31, 1997 were $7,078 or 12.6% lower than revenues

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in 1996. The decrease was principally due to a decline in the value of the German mark versus the U.S. dollar of 13.3%. Average selling prices were 26% higher in 1997 compared to 1996, due to an increase in sales volume of multi-mode fiber and a decrease in sales volume of single-mode fiber. Substantially, all of the Company's sales are through its German subsidiary, FiberCore Jena.

         Cost of sales decreased by 20.8% from 1996 to 1997. This decrease was attributable to the decline in the value of the German mark and a lower per unit cost of production resulting from upgrades to the production equipment and production process improvements. As a result of these improvements gross profit for the year ended December 31, 1997 was $1,376 or 19.4% of sales compared to $896 or 11.1% of sales in 1996.

         Selling, general, and administrative costs decreased $1,176 in 1997 from 1996 or 27.2%. This decrease was principally due to the costs incurred in 1996 of $846 for the value of options granted to employees and $421 for the costs associated with the registration of the Company's common stock with the Securities and Exchange Commission. Additionally, FiberCore Jena's administrative costs increased by approximately $135 after giving effect to the decline in value of the mark. This increase was principally due to an increase in administrative personnel and other administrative costs.

         Interest expense increased 69.0% to $664 in 1997 compared to $393 in 1996. This increase was due to the increase in interest on the AMP loans of $172 resulting from a higher average interest rate on these loans in 1997 compared to 1996. Additionally, the Company incurred an increase in interest costs of $62 on loans borrowed for working capital purposes, and approximately $40 of interest and fees on the Berliner Bank loan. Interest of $176 on the Berliner Bank loan was capitalized during the year for the expansion of the German plant.

         Other expense was $234 in 1997 compared to other income-net of $102 in 1996. This change was principally due to an increase in foreign currency exchange losses of $294 on the German mark deposit with the Berliner Bank that is security for the loan and a decrease in German research grants of $58.

         The net loss for the year 1997 was $3,078 compared to $4,133 for 1996, a decrease of $1,055 or 25.5%. The primary cause of the decrease was the increase in gross profit, the decrease in administration costs, offset by the increase in interest expense and other expenses as described above.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Selling, general and administrative expenses were $4,324 for the year ended December 31, 1996 compared to $2,100 for the year ended December 31, 1995, an increase of 106%. This increase was due primarily to non-cash compensation expense of $846 incurred in connection with the grant to employees and others of options to acquire 382,184 shares of common stock of the Company, the acquisition of ALT in September, 1995, which accounted for $704 of the increase and approximately $421 of legal, accounting, and other costs incurred in connection with the Company's registering its common stock with the Securities and Exchange Commission. Additionally, the commencement of increased production at the Jena Facility, the Company's increased sales and marketing efforts and the addition of personnel in Germany, added to this increase in costs.

         Interest expense for the year ended December 31, 1996 was $393 compared to $516, a decrease of 24% from the year earlier comparable period. This decrease was due to the repayment in 1995 of a working capital line of credit that was outstanding for most of 1995, offset by the interest on the AMP Note.

         Interest income was $6 for the year ended December 31, 1996 compared to $148 in 1995. The decrease of $142 or 96% was principally due to the interest earned on the short-term investment of the $5,000 AMP loan in 1995. The AMP loan proceeds were used in 1995 to repay a line of credit and investments in the Jena Facility.

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

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The Company expects to continue to incur operating losses until such time as the Jena Facility's recent expansion is fully operational, and manufacturing inefficiencies are substantially eliminated. The Company has and, with additional capital, will continue to transfer its more efficient and productive technology to its Jena Facility with management's expectation of improved operating results. The expansion of the Jena Facility, recently completed, will result in improved production yields thus lowering production costs per unit of preform and fiber. Additionally, the expansion will increase throughput resulting in increased production volume. Management anticipates that these increased sales combined with lower per unit production costs will lead to profitability.

         The Company, therefore, has sought additional financing for working capital, expansion and technology development from one or more of the following sources: (i) issuance of convertible

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

instruments or stock in private or public offerings; (ii) exercise of stock Options and Warrants; and (iii) loans from officers, directors, and principal stockholders of the Company. Funds for such loans to the Company from officers, directors, and principal stockholders would be derived, in part, from sales or pledges (to obtain loans) of Common Stock by such individuals. Additionally, the Company, through its Malaysian subsidiary FCA, is in the process of raising approximately $40.0 million in debt financing to finance the construction of the FCA manufacturing plant. The Company's plan to construct the facility in Malaysia, despite the current economic situation in the Pacific Rim, is considered to be a long-term investment strategy. Management believes that the Malaysian economy, despite recent events, is basically stable, and stronger than the economies of other countries in the region. Additionally, the region continues to invest in infrastructure projects of which optical fiber is a part. Demand for the Company's products is projected to continue to grow in the Pacific Rim region at a faster rate than in other major markets. Substantially all of the products that are planned to be produced in the Malaysian facility are targeted for export outside of Malaysia.

         The Company believes that its success in raising additional capital is dependent on investors' beliefs in the Company's technology, its position in the fiber optics industry, and its strategic business plan. Achieving profitability is dependent, in part, on raising additional funds to invest in capital expenditures. In this regard, in 1996 the Company received a grant from the German government of 4,000 Deutsche Marks (DM) (approximately $2,700) and a loan from the Berliner Bank of 7,700 DM (approximately $4,280). These funds are committed to the upgrade and expansion of the Jena Facility described above. On November 27, 1996, AMP loaned the Company $3,000, part of which has been used as collateral for the Berliner Bank Loan. As part of the AMP loan, AMP also converted $3,000 of principal plus interest on the existing $5,000 loan into 3,058,833 shares of Common Stock.

         The Company is not relying on the conversion of Warrants and Options to fund the upgrade and expansion of the Jena Facility; however, if the Warrants and Options are exercised, the total proceeds that the Company would receive upon the exercise is approximately $7,182. To the extent that the Warrants and Options are exercised, the Company intends to use the proceeds from the exercise of such Warrants and Options for working capital purposes, including debt service (approximately $80 per quarter beginning January 1997 through December
2001). There are long payment deferral periods on a substantial amount of the Company's outstanding loans. Under the AMP Note, the remaining $2,000 in principal and accrued interest are due and payable at maturity in April 2005. Similarly, under the $3,000 AMP loan, payments of interest are deferred for the first five years. Thereafter, accrued and unpaid interest is payable quarterly. The principal and any remaining accrued interest is payable at maturity on November 27, 2006. As for the German loan, principal is also due and payable at the tenth anniversary of closing; however, interest at 6.25 % is due and payable quarterly. The Company does not foresee any inability to meet its current debt requirements.

         The Company currently has a backlog of orders aggregating approximately $4,100 which is scheduled to be shipped in 1998. The backlog at December 31, 1996 and 1995 was approximately $7,400 and $4,800, respectively. The decrease in backorders is principally due to a decrease in demand for single-mode fiber from one customer in Germany and the delay in the start-up of MEFC. Additionally, the Company has entered into, or is negotiating, long-term supply agreements which, in the opinion of management, could generate sales of up to approximately $251,000 in the aggregate. These include supply agreements with MEFC, AMP, FOI for Oman Fiber Optics Company and others. Pursuant

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to the supply agreement with AMP, which provides for an initial term of five years and for an additional five year term at AMP's option, AMP has undertaken to purchase at least 50% of its global fiber requirements from the Company. The Company estimates that this could amount to over $60,000 in sales over the five year period, significantly improving the Company's cash flow and profits, although there can be no assurance that actual sales will reach this amount. Shipments to MEFC began in the fourth quarter 1997 and shipments to AMP in the U.S. are expected to begin in 1998.

         The following changes in balance sheet amounts are net of the effect of the change in the currency exchange rates from December 31, 1996 to December 31, 1997.

         Year Ended December 31, 1997

         During the year ended December 31, 1997, the Company used $1,724 net of depreciation and amortization for operations, before changes in working capital. Accounts receivable increased by $354 principally due to the sales of ALT products and a large sale to MEFC in December 1997. Inventories increased by $1,398 as a result of the increase in production in FiberCore Jena and lower than expected shipments of preforms to MEFC. This lower shipment was due to MEFC not having completed the installation of their draw tower. The increase in other receivables of $202 was due to an outstanding receivable for German government grants of $422 reduced by a decrease in VAT taxes receivable.

         Accounts payable increased $260, principally due to advances received and to be repaid to one of the partners in FCA. Accrued liabilities increased by $37 primarily due to increases in accrued interest for loans.

         Cash used in investing activities was $2,551 for the year ended December 31, 1997. This was principally due to the investment for expansion of the Jena facility of $4,211 reduced by grants received from the German government of $1,775.

         Cash received from financing activities included $328 received from the exercise of employee stock options and $394 in short-term borrowings for working capital. The Company drew down $4,280 on the Berliner Bank loan for the expansion of the Jena plant. Additionally, the Company borrowed $470 in long-term loans to finance operations. Long-term interest payable increased $418 due to the interest on the AMP loans which is payable at maturity.

         Year Ended December 31, 1996

         During the year ended December 31, 1996, the Company used net cash of $1,972 for operating activities, principally resulting from the loss for the period of $4,133 reduced by depreciation and amortization of $1,226 and non-cash compensation expense of $846. Inventory increased $514 due to the higher volume of production during the year. Accounts payable was reduced by $159, while accrued expenses increased by $829. The increase in accrued expenses is principally attributable to an increase in accrued salaries, legal and audit fees. Certain officers deferred payment of their salaries during the year to improve the Company's cash available for other purposes. Also, during the period the Company utilized cash in investing activities of $1,150, principally for equipment ($1,161) and investments in joint ventures ($950), reduced by grants from the German government ($960) used to acquire equipment. Cash

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

generated through financing totaled $2,479, principally from the sale of stock ($1,500) and new borrowings ($3,700), reduced by collateral for a bank loan to finance investments in the Jena Facility ($2,498), and repayment of a note ($200).

         The proceeds from the sale of stock noted above were received from Techman under the Techman Share Purchase Agreement entered into in January 1996. Under that Agreement, Techman subscribed to purchase 734,260 shares of the Company for $1,000. The payment of $1,000 resulted in an increase in equity and was used as working capital, improving the Company's ability to meet its current obligations, and as a capital contribution for the FOI joint venture ($450). The sale of stock to MESC ($500) was used as a capital contribution to the MEFC joint venture.

         ALT

         ALT was acquired by the Company as of September 18, 1995. ALT has historically operated at a loss, has cumulative losses from its date of inception, and requires additional capital to operate. The Company intends to raise additional funds for ALT, however, there is no assurance that such funds will be available. In 1997, ALT received and filled an order from Pakistan Telecom in the amount of $165, for a test installation of the fiber optic cable monitoring system. The Company anticipates that Pakistan Telecom will place an order for additional installations estimated to be valued at approximately $1,600, although there can be no assurance that such sales will be realized. Additionally, the Company plans to engage a full-time sales manager for ALT in 1998 which management believes will result in increased sales of ALT products.

         YEAR 2000 ISSUES

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems that have time-sensitive software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company is in the process of reviewing its systems and programs to identify those that could potentially have an impact on the Company's operations. In 1997, the Company's principal operating subsidiary, FiberCore Jena, installed new accounting and administrative software and hardware which the supplier has assured the Company is Year 2000 compliant. The Company will verify this in 1998. The Company has not as yet completed an assessment of the cost to bring other operating systems into compliance.

         The Company does not have significant interface application with customers, suppliers and others. However, the Company has initiated communications with all of its significant suppliers and large customers to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company will utilize both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company anticipates completing the Year 2000 project not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

         ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. These statements are effective for 1998. Management is currently evaluating the effects of these statements on the Company's financial statements, however, these statements will only effect disclosure and presentation in the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE

Independent Auditors' Reports..............................................27-28

Consolidated Balance Sheets at December 31, 1997 and 1996..................   29

Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995......................................   30

Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 1997, 1996 and 1995................................   31

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995......................................   32

Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1997, 1996 and 1995......................................   33

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
FiberCore, Inc.
Charlton, Massachusetts

We have audited the accompanying consolidated balance sheets of FiberCore, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberCore, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 27, 1998

                LETTERHEAD OF MOTTLE MCGRATH BRANEY & FLYNN, P.C.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FiberCore, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of FiberCore, Inc. and Subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity, and cash flows of FiberCore, Inc. and Subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

                                       /s/ MOTTLE McGRATH BRANEY & FLYNN, P.C.
                                       ---------------------------------------
                                           MOTTLE McGRATH BRANEY & FLYNN, P.C.



Worcester, Massachusetts
July 29, 1996

                        FIBERCORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

(Dollars in thousands except share data)                                                                 1997           1996
                                                                                                         ----            ----
                                                              ASSETS
Current assets:
     Cash.......................................................................................       $ 2,128        $   190
     Accounts receivable, less allowance for doubtful accounts of $33 in 1997 and
       $36 in 1996..............................................................................           937            675
     Notes receivable from joint venture partners...............................................         4,883             --
     Other receivables..........................................................................           564            418
     Inventories................................................................................         3,057          1,921
     Prepaid and other current assets...........................................................            22             18
                                                                                                       -------        -------
         Total current assets...................................................................        11,591          3,222
                                                                                                       -------        -------

Property and equipment..........................................................................         6,559          5,244
Less accumulated depreciation...................................................................         1,751          1,473
                                                                                                       -------        -------
         Property and equipment - net...........................................................         4,808          3,771
                                                                                                       -------        -------
Other assets:
     Restricted cash............................................................................         2,140          2,498
     Patents, less accumulated amortization of $1,520 in 1997 and $861 in 1996..................         6,014          6,648
     Investments in joint ventures..............................................................         1,425          1,375
     Other......................................................................................           129            128
                                                                                                       --------       -------
         Total other assets.....................................................................         9,708         10,649
                                                                                                       -------        -------
         Total assets...........................................................................       $26,107        $17,642
                                                                                                       =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Notes payable..............................................................................       $   594        $   200
     Accounts payable...........................................................................         1,778          1,653
     Accrued expenses...........................................................................         1,128          1,178
                                                                                                       -------        -------
         Total current liabilities..............................................................         3,500          3,031
Long-term interest payable......................................................................           460             42
Long-term debt..................................................................................         9,391          4,545
                                                                                                       -------        -------
         Total liabilities......................................................................        13,351          7,618
                                                                                                       -------        -------

Minority interest ..............................................................................         3,217            ---
                                                                                                       -------        -------

Commitments and contingencies (Note 10)

Stockholders' equity:

     Preferred stock, $.001 par value, authorized 10,000,000 shares;  no shares issued
     and outstanding............................................................................           ---            ---
     Common stock, $.001 par value, authorized  100,000,000 shares; shares issued and
     outstanding:  35,774,822 in 1997 and 35,233,250 in 1996....................................            36             35
     Additional paid in capital.................................................................        23,221         19,545
     Accumulated deficit........................................................................       (12,850)        (9,772)
     Accumulated translation adjustment.........................................................          (868)           216
                                                                                                       -------        -------
         Total stockholders' equity.............................................................         9,539         10,024
                                                                                                       -------        -------
         Total liabilities and stockholders' equity.............................................       $26,107        $17,642
                                                                                                       =======        =======

          See accompanying notes to consolidated financial statements.
                                       29

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(Dollars in thousands except share data)

                                                                        1997               1996                1995
                                                                        ----               ----                ----

Net sales...............................................          $        7,078      $        8,096     $        3,094
Cost of sales ..........................................                   5,702               7,200              4,509
                                                                  ---------------     ---------------    ---------------
     Gross profit (loss)................................                   1,376                 896             (1,415)

Operating expenses:
  Selling, general and administrative expenses .........                   3,148               4,324              2,100
  Research and development..............................                     434                 420                 75
                                                                  ----------------    ---------------    -----------------
     Loss from operations...............................                  (2,206)             (3,848)            (3,590)

Interest income.........................................                      26                   6                148
Interest expense........................................                    (664)               (393)              (516)
Other (expense) income..................................                    (234)                102                (51)
                                                                  ---------------     ---------------    ----------------

     Net loss...........................................          $       (3,078)     $       (4,133)    $       (4,009)
                                                                  ==============      ==============     ==============

Basic and diluted loss per share of common stock........          $        (0.09)     $        (0.13)    $        (0.15)
                                                                  ===============     ===============    ===============

Weighted average shares outstanding.....................              35,744,182          31,695,693         26,548,630
                                                                  ===============     ===============    ===============

          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(Dollars in thousands except share data)
                                                                      1997              1996               1995
                                                                      ----              ----               ----
Common Stock:
  Balance, beginning of year....................................      $      35         $      30         $     25
  Stock issued for acquisition of ALT...........................                                                 5
  Sale of stock for cash........................................                                2
  Reissuance of stock for conversion of debt....................                                3
  Stock issued on exercise of options and warrants..............              1
                                                                      ---------         ---------         --------
  Balance, end of year..........................................      $      36         $      35         $     30
                                                                      =========         =========         ========

Additional Paid in Capital:

  Balance, beginning of year....................................      $  19,545         $  11,761         $  4,677
  Issuance of stock for services................................                                                44
  Reissuance of treasury stock as loan incentive................                                              (455)
  Stock issued for acquisition of ALT...........................                                             6,995
  Sale of stock for cash........................................                            1,498              500
  Issuance of stock for conversion of debt......................                            4,052
  Issuance of stock for investment in joint venture.............            425               425
  Discount on AMP note for value of warrants....................                              963
  Compensation cost of options issued to employees..............                              846
  Stock issued on exercise of options and warrants..............            328
  Contribution of capital in Malaysia joint venture (FCA).......          3,348
  Stock canceled on cancellation of supply agreement with FOI...           (425)
                                                                      ---------         ---------         ---------
  Balance, end of year..........................................      $  23,221         $  19,545         $ 11,761
                                                                      =========         =========         ========

Accumulated Translation Adjustment:

  Balance, beginning of year....................................      $     216         $     215         $     10
  Change in translation adjustment for the year.................         (1,084)                1              205
                                                                      ---------         ---------         --------
  Balance, end of year..........................................      $    (868)        $     216         $    215
                                                                      =========         =========         ========

Accumulated Deficit:

  Balance, beginning of year....................................      $  (9,772)        $  (5,639)        $ (1,630)
  Loss for the year.............................................         (3,078)           (4,133)          (4,009)
                                                                      ---------          --------         --------
  Balance, end of year..........................................      $ (12,850)        $  (9,772)        $ (5,639)
                                                                      =========          ========         ========

Treasury Stock:

  Balance, beginning of year....................................      $       0         $       0         $   (500)
  Issuance of stock as loan incentive...........................              0                 0              500
                                                                      ---------         ---------         --------
  Balance, end of year..........................................      $       0         $       0         $      0
                                                                      =========         =========         ========

           See accompanying notes to consolidated financial statements

                                                  FIBERCORE, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

      (Dollars in thousands except share data)                                        1997        1996        1995
                                                                                      ----        ----        ----
      Cash flows from operating activities:
         Net loss ...........................................................      $(3,078)    $(4,133)     $(4,009)
      Adjustments to reconcile net loss to net cash used
         in  operating activities:
         Depreciation and amortization  .....................................        1,354       1,226          747
         Compensation cost for stock options  ...............................          ---         846          ---
         Foreign currency translation loss and other ........................          319         105           73
      Changes in assets and liabilities:
         Accounts receivable   ..............................................         (354)        (93)        (555)
         Other receivables ..................................................         (202)       (132)          11
         Inventories  .......................................................       (1,398)       (514)      (1,131)
         Prepaid and other current assets ...................................           (6)         11          (20)
         Accounts payable ...................................................          260        (159)         853
         Accrued expenses ...................................................           37         829          799
                                                                                   -------      ------      -------
           Net cash used in operating activities ............................       (3,068)     (2,014)      (3,232)
                                                                                   -------      ------      -------
      Cash flows from investing activities:
         Purchase of property and equipment .................................       (4,211)     (1,161)      (1,817)
         Reimbursement from government grant                                         1,775         960          ---
         Investments in joint ventures ......................................          (50)       (950)         (54)
         Other ..............................................................          (65)          1          224
                                                                                   -------      ------      -------
            Net cash used in investing activities ...........................       (2,551)     (1,150)      (1,647)
                                                                                   -------      ------      -------
      Cash flows from financing activities:
         Cash contribution by minority shareholders in FCA ..................        1,683         ---          ---
         Proceeds from issuance of common stock on exercise of
            options .........................................................          328       1,500          500
         Proceeds from long-term debt .......................................        4,750       3,500        5,000
         Restricted long-term cash deposits..................................          ---      (2,498)         ---
         Proceeds from notes payable ........................................          394         200          ---
         Repayment of notes payable .........................................          ---        (200)          (7)
         Increase in long-term interest payable..............................          418          42          ---
         Other...............................................................          ---         (23)         (39)
                                                                                   -------      ------      -------
              Net cash provided by financing activities                              7,573       2,521        5,454
                                                                                   -------      ------      -------
      Effect of foreign exchange rate change on cash.........................          (16)        ---          ---
                                                                                   -------      ------      -------
      Increase (decrease) in cash............................................        1,938        (643)         575
      Cash, beginning of year ...............................................          190         833          258
                                                                                   -------      ------      -------
      Cash, end of year .....................................................      $ 2,128      $  190      $   833
                                                                                   =======      ======      =======
      Supplemental disclosure:
         Cash paid during the year for interest                                    $   222      $  18      $   183
         Shares issued for investment in joint venture                             $   425      $ ---      $   ---
         Reduction of equipment book value due to
             cancellation of capitalized lease                                     $   ---      $ ---      $   499



          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Incorporation and nature of operations

FiberCore,  Inc.  (the  "Company")  is  involved in the  research,  development, production and sales of optical fiber and optical fiber preforms for the telecommunications industry. FiberCore Glasfaser Jena GmbH ("FCJ"), the Company's principal operating subsidiary located in Germany, manufactures optical fiber and optical fiber preforms. Automated Light Technologies, Inc. ("ALT"), a wholly-owned subsidiary of the Company, is a manufacturer and distributor of fiber optic cable monitoring and fault locating systems for the telecommunications industry. FiberCore Asia Sdn. Bhd. ("FCA") was formed in 1997 to construct an optical-fiber manufacturing facility in Malaysia.

FiberCore Incorporated, the predecessor to FiberCore, Inc. was organized under the laws of the State of Nevada on November 5, 1993. On July 18, 1995, FiberCore Incorporated merged with Venturecap, Inc., ("Venturecap"), an inactive company organized in the State of Nevada in 1987. Following the merger Venturecap changed its name to FiberCore, Inc. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all prior periods as if the merger took place at the beginning of such periods. In January, 1997 the Company registered all its then outstanding shares under an S-1 filing with the Securities and Exchange
Commission. The Company's common stock is traded on the Over-The-Counter-Bulletin Board under the symbol "FBCE".

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

(c)  Principles of consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  majority-owned   subsidiaries.   All  material  intercompany  balances  and
transactions have been eliminated in consolidation.

(d)  Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.

(e)  Property and equipment

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

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In 1996 and 1997 the Company received grants from the German government to be used in the expansion of the FCJ facility. All grant proceeds received have been netted against the cost of the assets acquired.

Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

(f)  Restricted Cash

In connection with the expansion of the FCJ facility, the Company obtained a loan from the Berliner Bank in Germany. Cash in the amount of German Marks 3,850 (U.S. $2,140), has been deposited with this institution as collateral for this loan.

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

The Company's 15% ownership interest in Middle East Optical Fiber Cable Co. ("MEFC") is carried at cost.

The Company holds a 51% ownership in FCA which is consolidated in the Financial Statements. Minority interest on the balance sheet reflects the Malaysian partners' 49% ownership. There is no minority interest impact on the results of operations as FCA had no activity in 1997.

(i)  Fair value of financial instruments

The Company has financial instruments, which consist of cash, short-term receivables, accounts payable and notes payable, for which their carrying amounts approximate fair value due to the short maturity of those instruments.

The principal amount of the long-term debt approximates fair value because the interest rates on these instruments approximate current market rates.

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

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

accounts using an average exchange rate for the period. Unrealized gains or losses resulting from translation are included in stockholders' equity.

(k)  Revenue

Revenue is recognized when earned which is principally when products are shipped.

(l)  Income taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to the differences between the book and tax basis of assets and liabilities.

(m)  Loss per share of common stock

Basic loss per share of common stock is computed based on the weighted average shares outstanding during the year. The stock purchase warrants and stock options have not been included in the computation of basic loss per share since the effect would be anti-dilutive.

(n)  Stock based compensation

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

(o)  Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the 1997 presentation.

(2)  EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share", issued by the Financial Accounting Standards Board. The statement established new standards for computing and disclosure of earnings per share ("EPS") and requires restatement of prior years EPS information. The statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding, excluding common stock equivalents. Diluted EPS reflects the potential dilution of EPS that could occur if securities or other contracts to issue common shares were exercised or converted. At December 31, 1997, 1996 and 1995,

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(2)  EARNINGS PER SHARE (CONTINUED):

there would have been no difference between basic and diluted earnings per share due to the losses of the Company.

The following table shows securities outstanding as of December 31, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                           1997        1996         1995
                                           ----        ----         ----

    Employee stock options               1,387,778     978,434     577,893
    Warrants to acquire common stock 4,968,818 4,549,249 1,238,615 Common stock to be issued for
        convertible debt                 2,060,308   1,881,446   4,319,281
                                         ---------   ---------   ---------
             Total                       8,416,904   7,409,129   6,135,789
                                         =========   =========   =========


(3)  ACQUISITIONS AND STRATEGIC INVESTMENTS

In November, 1997, the Company entered into a joint-venture agreement with Federal Power Sdn. Bhd. ("FDP") and PNB Equity Resource Corporation ("PERC") to form FiberCore Asia Sdn. Bhd. ("FCA") in Malaysia. FCA was established to construct and operate an optical fiber preform manufacturing facility in Malaysia. The Company owns 51% of FCA, and FDP and PERC own 37% and 12%, respectively.

The Company granted FCA a license to use the Company's technology for the Company's ownership, and FDP and PERC contributed cash of $1,683 and notes of $4,883 for their ownership. As part of the joint venture agreement, the Company has entered into a put option agreement with FDP and PERC wherein the Company has agreed to purchase FDP's and PERC's shares, at their option, in the event that certain production benchmarks are not achieved.

The Company also entered into a support contract with FCA to provide design and construction management for the facility, marketing services and administrative support services.

On September 18, 1995, the Company acquired all the outstanding stock of ALT. The purchase method of accounting for business combinations was used. The operating results of ALT have been included in the Company's consolidated results of operations from the date of acquisition. The acquisition, valued at approximately $7,000, was made with the issuance of 8,811,137 shares of restricted common stock of the Company valued at approximately $0.80 per share. The fair value of assets acquired was approximately $7,700, of which approximately $7,500 is attributable to patents developed or acquired by ALT.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(3)  ACQUISITIONS AND STRATEGIC INVESTMENTS (CONTINUED):

In April 1995, the Board of Directors ratified actions by FiberCore Incorporated to enter into a joint venture with John Royle & Sons Co. and Middle East Specialized Cables Company ("MESC") for a period of 15 years to be known as Middle East Fiber Cables Co. ("MEFC"). As part of the agreement the Company issued to MESC 734,262 shares of common stock for $1,000, (approximately $1.36 per share). The agreement also provides that MESC will receive 312,061 shares of common stock upon the completion and execution of a product supply contract between the Company and MEFC. The agreement was completed and the shares issued in 1997. The Company invested $500 of the $1,000 purchase price in MEFC as a capital contribution to the joint venture, as required by the agreement, and in the process acquired a 15% interest in MEFC. MEFC constructed it's manufacturing facility in 1996 and 1997 and began operations in late 1997. The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC. These credit facilities are also collateralized by the assets of MEFC. At December 31, 1997 the Company was contingently liable for these loans in the amount of $792.

On January 11, 1996, as part of a share purchase agreement with Techman International Corporation ("Techman"), a related party, a joint venture was established between the Company and Techman. The joint venture, FOI, is located in Pakistan. The Company has a 30% ownership interest in FOI. The Company acquired its interest in FOI by making a $500 capital contribution to the joint venture and issuing 312,061 shares of Company common stock to Techman valued at approximately $1.36 per share, ($425) for a long term agreement to supply fiber and preforms to FOI. FOI was formed in 1996 and had no significant operations in 1996 or 1997. In December 1997, due to a delay in the construction of the manufacturing plant, the supply agreement was canceled and the 312,061 shares have been canceled. The Company may enter into a new supply agreement with FOI when the plant is completed.

(4)      RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                         1997             1996              1995
                                         ----             ----              ----

Balance at beginning of period.......... $ 36             $ 39              $ --
Additions charged to expense............                     1                28
Additions - Other.......................                    --                11
Deductions..............................    3(1)             4                --
                                         ----             ----              ----

Balance at end of period................ $ 33             $ 36              $ 39
                                         ====             ====              ====
     (1)  Includes the effect of foreign currency exchange rate changes.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(4)  RECEIVABLES (CONTINUED):

Other receivables consist of the following at December 31:

                                       1997             1996
                                       ----             ----

German government grants...........    $423             $ --
Value added tax....................     112              181
MEFC...............................      --              219
Other..............................      29               18
                                       ----             ----
         Total.....................    $564             $418
                                       ====             ====


Notes receivable of $4,883 are due from the minority shareholders in FCA for the balance of their capital contribution and are due in 1998.


(5)  INVENTORIES

Inventories consist of the following at December 31:

                                       1997              1996
                                       ----              ----

Raw materials...............           $  997           $  841
Work-in-process.............              315              403
Finished goods..............            1,745              677
                                       ------           ------
         Total..............           $3,057           $1,921
                                       ======           ======


(6)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                      ESTIMATED
                                     USEFUL LIVES     1997              1996
                                     ------------     ----              ----

Office equipment.................     2-5 years      $  243            $  156
Machinery and equipment..........     2-12 years      5,619             5,068
Furniture and fixtures...........     5-7 years          21                18
Leasehold improvements...........     3-10 years          7                 7
Construction in progress.........                     3,267               955
                                                     ------            ------
                                                      9,157             6,204
Less grant proceeds received.....                    (2,598)             (960)
                                                     ------            ------
         Total...................                    $6,559            $5,244
                                                     ======            ======
                                       38

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(6)  PROPERTY AND EQUIPMENT (CONTINUED):

Depreciation on property and equipment charged to expense was $560 in 1997, $548 in 1996, and $523 in 1995. During 1997 the Company capitalized interest costs of $178 on the expansion project at FiberCore Jena.


(7)  ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                                1997              1996
                                                ----              ----

Accrued interest.........................       $  116            $   30
Accrued wages, benefits & taxes..........          547               568
Accrued legal and audit..................           80               170
Other....................................          385               410
                                                ------            ------
         Total...........................       $1,128            $1,178
                                                ======            ======

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(8)  NOTES PAYABLE

Notes payable consist of the following at December 31:

                                                                   1997     1996
                                                                   ----     ----
Convertible note payable to a director of ALT,  interest at
the prime rate plus 1% (9.5%,  at  December  31,  1997)with
principal and interest due April 1, 1998, all principal and
accrued interest,  if any, convertible into common stock of
the Company at approximately $1.36 per share.                     $218      $200

Note payable to an officer of the Company, interest at prime
plus 1%, due September 17, 1998.                                    50       ---

Note payable to Techman International Corporation with
interest at prime plus 1% due September 17, 1998.                  150       ---

Note  payable  with  interest  at  prime  plus  1%  due  on
September  30,  1998.  A  director  of  the  Company  is  a
principal of the lender.                                            25       ---

Notes payable with interest at prime plus 1% due on
September 30, 1998.                                                 12       ---

Amount outstanding under a revolving line of credit from the
Berliner Bank with interest at 8.5%.                               139       ---
                                                                  ----      ----
                  Total                                           $594      $200
                                                                  ====      ====

In September 1997, the Company borrowed $150 from Techman International Corporation. The note bears interest at prime plus 1% per year and matures on September 17, 1998. In conjunction with the note, Techman was granted warrants to purchase 69,132 common shares of the Company at an exercise price of $0.625 per share. Dr. M. Mahmud Awan, a former director of the Company is the President and sole shareholder of Techman. In 1997, the Company incurred interest expense of $4 on this note.

Also, during the year the Company borrowed $50 from the President of the Company. The interest rate is prime plus 1% and the note matures on September 17, 1998. In conjunction with the note the lender was issued warrants to purchase 62,500 common shares of the Company at an exercise price of $0.6875 per share. Interest expense on this note was $1 in 1997.

In September and November, 1997 the Company also borrowed $75 under various notes with interest at prime plus 1%. The notes mature on the earlier of the receipt of proceeds from any new financing received by the Company or September 30, 1998. In conjunction with the notes the lenders were granted warrants to purchase 55,000 common shares of the Company at an exercise price of $0.6875 per share.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(8)  NOTES PAYABLE (CONTINUED):

Mr. Steven Phillips, a director of the Company, is a principal of one of the lenders. In December, 1997 the Company repaid $38 of these notes. Interest expense on these notes was $2 in 1997.

During the year the Company's subsidiary, FiberCore Jena, drew down $139 under a $556 revolving line of credit with the Berliner Bank. The note bears interest at 8.5% and the weighted average interest rate for 1997 was 8.5%.

All of the proceeds of the notes were used for working capital.

(9)  LONG-TERM DEBT

Long-term debt consists of the following at December 31:         1997      1996
                                                                 ----      ----

Note payable to Berliner Bank, interest at 6.25%, due
September 30, 2006.                                             $4,280   $  ---

Convertible note payable to AMP Incorporated ("AMP"),
interest at 3-month London Interbank Offered Rate plus
one percent (6.78% at December 31, 1997), due April 17,
2005.                                                            2,000    2,000

Note payable to AMP, interest at prime plus one percent
(9.5% at December 31, 1997), due November 27, 2006.              3,000    3,000

Discount attributable to warrants issued in conjunction
with the $3,000 note above.                                       (859)    (955)

Note payable with interest at prime plus 1% (9.5% at
December 31, 1997) due March 6, 2000.                              220      ---

Note payable to Techman International Corporation with
interest at prime plus 1% (9.5% at December 31, 1997),
due April 16, 2000.                                                250      ---

Notes payable to the spouses of officers of the
Company, with interest at prime plus one percent (9.5%
at December 31, 1997), due July 31, 1999.                          500      500
                                                                ------  -------
                  Total                                         $9,391  $ 4,545
                                                                ======= =======

During the year ended  December  31,  1997,  the Company  drew down 7,700 German
Marks

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(9)  LONG-TERM DEBT (CONTINUED):

(approximately $4,280) under a loan agreement with the Berliner Bank. The proceeds were used to fund the expansion of the Company's plant in Germany. The loan bears interest at 6.25% annually and is due on September 30, 2006. The loan is collateralized by a deposit with the bank of approximately $2,140.

In April 1995, FiberCore Incorporated issued to AMP, a floating rate, collateralized, ten year debenture in the amount of $5,000, due April 17, 2005, with interest, at an annualized rate adjusted quarterly, equal to the 3-month London Interbank Offered Rate plus 1%, (6.78% at December 31, 1997). No interest is due until the earlier of: AMP conversion of debt to stock, a public financing by the Company and AMP elects to call the loan, or maturity. AMP has the option to convert the outstanding loan plus accrued interest into common stock of the Company at approximately $1.16 per share in years 1-5 or the per share price provided for in the last third party private equity financing in years 6-10. On November 27, 1996, AMP converted $3,000 of principal and $541 of accrued interest relating to the original $5,000 ten year debenture, into shares of common stock of the Company at the rate of approximately $1.16 per share (3,058,833 shares) and entered into a multi-year supply agreement. The AMP notes are collateralized by the Company's patents, patent applications, licenses, rights and royalties resulting from such patents and the equipment of FCJ.

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

As an additional part of this agreement, on November 27, 1996, AMP issued to the Company $3,000 under a ten-year note, secured by equipment owned by the Company, with interest at prime plus one percent, (9.5% at December 31, 1997). Terms of the debenture state that interest shall be accrued, but not paid, for the first five years of the loan and a portion of the proceeds are required to be used as collateral for the German bank loan of approximately $4,280 for the expansion of its FCJ facility. The principal will become due before the maturity date if the major financing is repaid or the collateral is released by the German financial institution. The loan agreement contains restrictive covenants including financial

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(9)  LONG-TERM DEBT (CONTINUED):

ratio covenants. At December 31, 1997 the Company did not meet one of the financial ratio covenants. AMP has agreed to waive this financial requirement for the year ended December 31, 1997.

In conjunction with the $3,000 note above, AMP was issued five year warrants to acquire 1,382,648 shares of the Company's stock at an exercise price of approximately $1.45 per share. The Company has guaranteed the market value of their stock. Unless the closing price of the Company's common shares equals or exceeds $2.1697 for a period of thirty (30) consecutive trading days during the first two (2) years following the closing at a time when AMP was not restricted from selling such shares, then the exercise price of the warrants shall be adjusted effective as of the second anniversary of the closing by multiplying $1.4465 per share by a fraction the denominator of which is $2.1697 and the numerator of which is the average closing price of the shares during the last thirty (30) trading days preceding the second anniversary of the closing; provided, however, that the adjusted exercise price shall not be less than $0.7232 per share (50% of $1.4465). In the alternative, the Company or its designee may offer to purchase the warrants on the second anniversary of the closing for an amount equal to $1,000; provided, however, that AMP shall have the right not to sell, in which case the guarantee will no longer be available. Interest expense on the AMP notes was $418, $335, and $248, for the years ended December 31, 1997, 1996 and 1995, respectively.

Also, during the year ended December 31, 1997, the Company borrowed $220 from a shareholder under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1% adjustable quarterly and payable quarterly. In conjunction with the note, the lender was granted warrants to purchase 69,132 shares of common stock of the Company at an exercise price of $1.53 per share. The warrants expire on March 7, 2002. The proceeds of the note were used for working capital. Interest expense on this note was $14 in 1997.

In April 1997, the Company borrowed $250 from Techman under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1%, adjustable quarterly and payable quarterly. In conjunction with the note, Techman was granted warrants to purchase 115,220 common shares of the Company at an exercise price of $0.78 per share. Dr. M. Mahmud Awan, a former director of the Company is the sole shareholder of Techman. Interest expense on this note was $17 in 1997.

On July 31, 1996, the Company borrowed $500 under two loan agreements from the spouses of Dr. Aslami and Mr. De Luca. The loans are in the amount of $250 each and bear interest at the prime rate plus one percent (currently 9.5%), and are due on July 31, 1999. In conjunction with

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(9)  LONG-TERM DEBT (CONTINUED):

the loans each lender received warrants to purchase 115,220 shares of Common Stock at the rate of $1.81 per share. The warrants expire on July 31, 2001. Interest expense on these notes was $48 and $17 in 1997 and 1996, respectively.

Scheduled principal maturities of long-term debt are as follows at December 31, 1997:

         1999...............................           $   500
         2000...............................               470
         2005...............................             2,000
         2006...............................             7,280
                                                       -------
                           Total............           $10,250
                                                       =======

(10) COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have entered into various leases for its office and production space. The Company's office lease has a monthly rental of $2 and expires on September 30, 1998. The Company plans to renew this lease.

FCJ conducts its operations from premises under an operating lease with SICO Quarzschmelze Jena GmbH ("SICO"). The lease has fixed monthly rental payments of $30 through its expiration in June, 2000, and contains various renewal options.

Future minimum lease payments under noncancelable operating leases (with minimum or remaining lease terms in excess of one year) are as follows:

         FISCAL YEAR ENDING DECEMBER 31,               AMOUNT
         -------------------------------               ------

         1998.....................................    $  401
         1999.....................................       381
         2000.....................................       208
         2001.....................................        31
                                                      ------

                  Total...........................    $1,021
                                                      ======

Included in the  statements of operations for the years ended December 31, 1997,
1996  and  1995  is  rent  expense  of  $411,   $456  and  $413,   respectively.
Substantially all lease payments are to a related party, SICO.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED):

     In January 1998, Corning, Incorporated ("Corning") filed an action against the Company claiming that the Company infringed a Corning patent by marketing and selling certain optical fiber products in the United States. In March 1998 the Company and Corning concluded a settlement agreement wherein the Company has acknowledged the validity of Corning's patent and agreed, prior to the expiration of the patent, not to make, market, and sell or offer to sell infringing optical fiber or optical fiber preforms in the United States in violation of Corning's patent except to certain customers. In turn, Corning has agreed not to seek damages and will dismiss the action. The Company maintains that it has not sold any significant amounts of fiber and preforms in the United States in violation of Corning's patent which expires in July, 1999. Management believes that the result of this action will not have a material adverse impact on the Company.

The Company's FiberCore Jena subsidiary, SICO and SICO's president, Mr. Walter Nadrag (who was previously the Managing Director of FiberCore Jena) are defendants in a lawsuit in Germany brought against them by COIA GmbH ("COIA"), a former customer, claiming damages of approximately $200 arising from FiberCore Jena's alleged failure to comply with a sales contract. The case was dismissed by the lower court and COIA appealed this decision. On appeal the court found that although there was a contract, COIA was not entitled to damages. COIA may seek fulfillment of the claimed contract. In addition to the above, the Company is subject to various claims which arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse affect on the financial position or results of operations of the Company.

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

ALT and two of its key officers have issued the following guarantees and/or security interests with respect to certain loans of its spun off former subsidiary Allied. In a $250 financing of Allied from the State of Connecticut acting through the Department of Economic Development ("DED"), dated as of October 9, 1992, DED received a guarantee and security interest in certain assets from ALT. In a $250 financing of Allied from the State of Connecticut, acting through

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

Allied is current with its payments under this loan. In addition, Allied management has been in discussions with several potential buyers of Allied which, if successful, would eliminate the aforementioned guarantees that have been provided by ALT.

The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC. These credit facilities are also collateralized by the assets of MEFC. At December 31, 1997 the Company was contingently liable for these loans in the amount of $792.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(11) STOCKHOLDERS' EQUITY

The following represents the stock option activity during the years ended December 31, 1997, 1996, and 1995:

STOCK OPTIONS         $.003      $0.68      $1.09     $1.16      $1.36     $1.43     $1.45    $1.50     $1.51     $1.58    $2.00
-------------         -----      -----      -----     -----      -----     -----     -----    -----     -----     -----    -----

Balance,
Dec. 31, 1994         220,278      --         --         --        --         --       --        --        --       --        --

Granted in 1995        36,713      --     33,042         --        --         --       --        --        --       --        --
Granted in 1995
in connection
with the ALT
acquisition                --      --         --         --        --     67,188       --    41,993   178,679       --        --
                   -----------------------------------------------------------------------------------------------------------------
Balance,
Dec. 31, 1995         256,991      --     33,042         --        --     67,188       --    41,993   178,679       --        --

Granted in 1996        18,357  64,248         --     87,492    55,193         --  148,709        --        --       --    26,542
                   -----------------------------------------------------------------------------------------------------------------
Balance,
Dec. 31, 1996         275,348  64,248     33,042     87,492    55,193     67,188  148,709    41,993   178,679       --    26,542

Granted in 1997        --          --         --         --        --         --       --        --        --  709,500        --
Exercised in 1997    (201,921)(10,000)   (33,042)        --   (55,193)        --       --        --        --       --        --
                   -----------------------------------------------------------------------------------------------------------------

Balance,
December 31, 1997      73,427  54,248          0     87,492         0     67,188  148,709    41,993   178,679  709,500    26,542
                       ======  ======          =     ======         =     ======  =======    ======   =======  =======    ======

Options
exercisable            36,713  54,248          0     87,492         0     67,188  148,709    41,993   178,679  430,500   26,542
                       ======  ======          =     ======         =     ======  =======    ======   =======  =======   ======

Options vest at rates stated in each employees contract, principally at the grant date or the anniversary date of the employee's date of hire. The options have no expiration dates.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(11) STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the status of the Company's stock options and weighted average prices are as follows:

                                     1997                              1996                           1995
                                     ----                              ----                           ----

                                              WEIGHTED                       WEIGHTED                        WEIGHTED
                                              AVERAGE                        AVERAGE                          AVERAGE
                                             EXERCISE                       EXERCISE                         EXERCISE
                             OPTIONS          PRICE         OPTIONS           PRICE           OPTIONS          PRICE
                             -------          -----         -------           -----           -------          -----
   Balance beginning of
   year                       978,434          $0.98          577,893         $0.81           220,278          $.003

   Exercised                 (300,156)         $0.40              ---         $ ---               ---          $ ---

   Granted                    709,500          $1.58          400,541         $1.22           357,615          $1.30
                             --------                         -------                         -------

   Balance
   end of year              1,387,778          $1.41          978,434         $0.98           577,893          $0.81
                            =========                         =======                         =======

   Exercisable at end
   of year                  1,072,064          $1.42          905,008         $1.06           456,740          $1.02
                            =========                         =======                         =======


                                                      WEIGHTED                                       WEIGHTED
                                                      AVERAGE                                        AVERAGE
                    RANGE OF           OPTIONS        EXERCISE      REMAINING         OPTIONS        EXERCISE
                 EXERCISE PRICE      OUTSTANDING       PRICE        YEARS (1)       EXERCISABLE       PRICE
                 --------------      -----------       -----        ---------       -----------       -----
                     $.003              73,427         $.003            --               36,713       $.003
                 $0.68 - $1.16         141,740         $0.98            --              141,740       $0.98
                 $1.43 - $2.00       1,172,611         $1.55            --              893,611       $1.54
                                     ---------          ----                          ---------       -----
                 $.003 - $2.00       1,387,778         $1.41            --            1,072,064       $1.42
                                     =========          ====                          =========       =====

          (1) Options granted and exercisable have no expiration date.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(11) STOCKHOLDERS' EQUITY (CONTINUED)

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

                                    1997            1996            1995
                                    ----            ----            ----
Net loss
--------
  As reported                       $(3,078)        $(4,133)        $(4,009)
                                    =======         =======         =======

  Pro forma                         $(3,174)        $(4,295)        $(4,535)
                                    =======         =======         =======

Basic and diluted loss per share
--------------------------------
  As reported                       $ (0.09)        $ (0.13)        $ (0.15)
                                    =======         =======         =======

  Pro forma                         $ (0.09)        $ (0.14)        $ (0.17)
                                    =======         =======         =======

The weighted average fair value of options granted during 1997, 1996 and 1995 was $0.14, $2.52 and $1.48 per share, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

                                          Stock
         Assumptions                      Plan
         -----------                      ----
         Dividend yield                   --
         Risk-free interest rate          5.5%
         Expected life                    2 years
         Expected volatility              20% in 1997 and 40% in 1996 and 1995

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(11) STOCKHOLDERS' EQUITY (CONTINUED)

The following warrants to purchase common stock have been issued during the years ended December 31, 1997, 1996, and 1995, at the exercise prices indicated.

WARRANTS             $0.63    $0.69     $0.78    $0.82     $0.95    $1.31     $1.43     $1.45      $1.53      $1.63      $1.81
--------             -----    -----     -----    -----     -----    -----     -----     -----      -----      -----      -----

Balance,
Dec. 31, 1994                                                       479,565

Issued in 1995                                             83,985   118,858    5,511                           550,696
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1995                                          83,985   598,423    5,511                           550,696

Issued in 1996                                                                         1,382,648               697,546   230,440
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1996                                          83,985   598,423    5,511   1,382,648             1,248,242   230,440

Issued in 1997       69,132   117,500  115,220   640,445                                           101,394

Expired in 1997                                                                                               (550,696)

Exercised in 1997                                                  (73,426)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 1997    69,132   117,500  115,220   640,445  83,985    524,997    5,511   1,382,648   101,394     697,546   230,440
                     ======   =======  =======   =======  ======    =======    =====   =========   =======     =======   =======

The weighted average fair value of warrants granted during 1997, 1996 and 1995 was $0.18, $1.05 and $1.63 based on total warrants of 1,043,691, 2,310,634 and
759,050 granted in 1997, 1996 and 1995, respectively. The warrants are exercisable from the date of the grant and expire at various dates from January, 1998 to September 2002.

(12) INCOME TAXES

The significant components of the net deferred tax asset as of December 31, 1997 and 1996 were as follows:

                                                          1997       1996
                                                          ----       ----

Net operating loss carry forwards                      $ 3,687     $ 2,687
Less valuation allowance                                (3,687)     (2,687)
                                                       -------     -------
Net deferred tax asset                                 $     0     $     0
                                                       =======     =======

The Company has incurred losses in 1995 through 1997, and, accordingly there is no income tax provision.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(12) INCOME TAXES (CONTINUED)

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded due to the historical losses of the Company.

The Company has net operating loss carry forwards available of approximately $6,802, at December 31, 1997 for federal and state tax purposes. The majority of the net operating loss carry forward expires in the years 2009 through 2012.

FCJ has net operating loss carry forwards at December 31, 1997 of approximately $2,147 for corporation tax and trade income tax purposes available to offset future taxable income. Under German tax law the losses can be carried forward indefinitely.

Because future profitability is uncertain, such benefits have been fully reserved.

In addition, ALT has pre-acquisition net operating loss carry forwards available of approximately $4,278, at December 31, 1997 for federal and state tax purposes. The loss carry forwards expire between the years 2001 through 2010.

(13)     MAJOR CUSTOMERS AND SUPPLIERS

The major customers listed below accounted for approximately the following amounts and related percentages of the trade accounts receivable balance of the Company at December 31:

        CUSTOMER                    1997                    1996
        --------                    ----                    ----
                               AMOUNT      %          AMOUNT       %
                               ------      -          ------       -

           A                 $  --        --          $ 167        23
           B                    87         9            211        30
           C                    37         4            109        15
           E                   381        39            ---       ---

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(13) MAJOR CUSTOMERS AND SUPPLIERS (CONTINUED)

The approximate net product sales by the Company to its major customers and the related percentages are as follows:

         CUSTOMER            1997                 1996                   1995
         --------            ----                 ----                   ----
                         AMOUNT    %        AMOUNT       %         AMOUNT    %
                         ------    -        ------       -         ------    -

           A            $2,990     42      $4,524       56         $1,855    60
           B             1,238     17       1,217       15            ---    --
           D               ---     --         ---       --            319    10

The Company purchases raw materials from various suppliers and in some cases there are a limited number of suppliers for certain materials. In 1997, 1996 and 1995 one supplier accounted for 50%, 46% and 90%, respectively, of the Company's requirement of one particular item. Although the Company maintains a good relationship with this supplier the loss of this supplier could have a material impact on the Company's ability to manufacture its required volume of product. The Company has identified alternative sources for this material and continues to seek alternative sources of supply.

(14) RELATED PARTY TRANSACTIONS

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

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(14) RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions with SICO during the years ended December 31, 1997, 1996 and 1995 consist of the following:

                                                     1997        1996    1995
                                                     ----        ----    ----

Rent of premises...................................  $331        $356    $315
Purchase of services and utilities.................   286         611     874
Purchase of materials..............................               ---     351
Interest...........................................   ---         ---      26
Other expenses.....................................    17         ---      22
Purchase price reduction of property and
  equipment under capital lease....................   ---         ---     499
Sales of fibers....................................    49         176     131

In January 1996, the Company reached an agreement with Techman, whereby Techman purchased 734,260 shares for $1 million ($1.36 per share). Techman is a related party as the president and sole shareholder of Techman is a former director of the Company. Upon acceptance of the offer and delivery of the 734,260 shares, the Company delivered to Techman warrants, granting Techman the right to purchase 550,696 shares of the Company at $1.63 per share exercisable in whole or in part within a 2 year period. The warrants expired in January, 1998.

The Company maintains a consulting agreement with Techman under which Techman provides administration, marketing, technical and personnel advisory services to the Company. The agreement is on a month to month basis at a monthly fee of $4 in 1997 and $3 in 1996 and 1995 and is terminable at any time by the Company. For the years ended December 31, 1997, 1996 and 1995, the Company incurred costs of $54, $36 and $21, respectively, for such services.

The Company has a consulting agreement with Mr. Steven Phillips, a director, wherein Mr. Phillips provides services as a senior financial advisor. For the years ended December 31, 1997, 1996 and 1995, the Company incurred costs of $46, $65, and $26, respectively for such services.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(15) FOREIGN OPERATIONS

The Company has operations in three principal geographic areas: the United States (Company and ALT), Germany (FCJ), and Malaysia (FCA). Following is a summary of information by area for the years ended December 31, 1997, 1996 and 1995:

                                                         1997          1996               1995
                                                         ----          ----               ----

Net sales to customers:
  United States..................................... $   231         $    196           $    305
  Germany...........................................   6,847            7,900              2,789
                                                     -------         --------           --------

Net sales as reported in the accompanying
  consolidated statements of operations............. $ 7,078         $  8,096           $  3,094
                                                     =======         ========           ========

Income (loss) from operations:
  United States ....................................  (2,515)        $ (3,893)          $ (1,757)
  Germany...........................................     309               45             (1,833)
                                                     -------         --------           --------
                                                      (2,206)          (3,848)            (3,590)
Interest income.....................................      26                6                148
Interest expense....................................    (664)            (393)              (516)
Other income (expense)..............................    (234)             102                (51)
                                                     -------         --------           --------

Net loss as reported in the accompanying
  consolidated statements of operations............. $(3,078)        $ (4,133)          $ (4,009)
                                                     =======         ========           ========

Identifiable assets:
  United States..................................... $10,508         $  8,441
  Germany...........................................   9,384            9,201
  Malaysia..........................................   6,215              ---
                                                     -------         --------

  Total assets as reported in the accompanying
     consolidated balance sheets ................... $26,107          $17,642
                                                     =======          =======

Inter-company sales are eliminated in consolidation and are excluded from net sales reported in the accompanying consolidated statements of operations. Identifiable assets are those that are identifiable with operations in each geographic area. FCA (Malaysia) had no significant operations in 1997.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(16) ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. These statements are effective for 1998. Management is currently evaluating the effects of these statements on the Company's financial statements, however, these statements will only effect disclosure and presentation in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following tables set forth certain information with respect to each person who was an executive officer or director of the Company as of December 31, 1997.


NAME                      AGE                POSITION

Dr. Mohd A. Aslami         51      Chairman of the Board of Directors, Chief
                                   Executive Officer, President and Director
Charles De Luca            60      Executive Vice President, Secretary and
                                   Director of the Company and General Manager
                                   of the Company's ALT subsidiary
Michael J. Beecher         53      Chief Financial Officer and Treasurer
Hans F.W. Moeller          68      Managing Director of FiberCore Glasfaser Jena
                                   GmbH
Steven Phillips            52      Director


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

     Mr. De Luca is a co-founder, Executive Vice President, Secretary and a director of the Company. Mr. De Luca also co-founded and became an Executive Vice President and director of ALT in 1986. Mr. De Luca received his MBA in marketing and business management from St. Johns University in 1974.

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

     Mr. Phillips became a director of the Company in May 1995 and became a director of ALT in 1989. Since co-founding the Winstar Government Securities Company L. P., a registered U.S. Government securities dealer which specializes in odd-lot securities transactions, Mr. Phillips has served as Chief Financial Officer, Secretary, and a Director. Since August 1987, Mr. Phillips has served as a director, Secretary and Chief Financial Officer of James Money Management, Inc., a private investment company. Since June 1987, Mr. Phillips has served as director and President of One Financial Group Incorporated, a financial consulting company of which he is the majority stockholder.

ITEM 11. EXECUTIVE COMPENSATION

Following is a summary of the compensation earned and/or paid to the Company's Chief Executive Officer and its most highly compensated executive officers for the last three years.

                           SUMMARY COMPENSATION TABLE
   -----------------------------------------------------------------------------------------------------------------------
                                                   ANNUAL COMPENSATION                                AWARDS
-----------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                Fiscal     Salary     Bonus         Other          Restricted     Securities
                                            Year        $          $           Annual           Stock        Underlying
                                                                            Compensation       Award(s)       Options/
                                                                                                  $            SARs(#)
----------------------------------------- --------- ----------- --------- ----------------- --------------- --------------
Dr. Mohd Aslami                             1997       146,500     --            --                               359,752
  Chairman, Chief Executive                 1996       146,500     --            --                                60,913
  Officer & President                       1995       146,500     --            --                                    --
----------------------------------------- --------- ----------- --------- ----------------- --------------- --------------
Charles De Luca (1)                         1997        98,398     --            --                               189,502
  Executive Vice President                  1996        98,398     --            --                                46,050
  & Secretary                               1995        28,699     --            --                                    --
----------------------------------------- --------- ----------- --------- ----------------- --------------- --------------
Michael J. Beecher (2)                      1997        85,000     --            --                               120,000
  Chief Financial Officer                   1996        53,708     --            --                                64,248
  & Treasurer                               1995            --     --            --                                    --
----------------------------------------- --------- ----------- --------- ----------------- --------------- --------------
Hans Moeller (3)                            1997       120,000     --            --                               300,000
  Managing Director,                        1996        98,596     --            --                                55,193
  FiberCore Glasfaser Jena GmbH             1995         7,227     --            --                                33,042
----------------------------------------- --------- ----------- --------- ----------------- --------------- --------------

(1) From September 18, 1995 with the acquisition of ALT.
(2) Started employment on April 15, 1996.
(3) Started employment on October 1, 1995.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------

The following table lists the options granted to the executive officers during the year ended December 31, 1997.

        ----------------------------------------------------------------------------------------------------------------
                                                   INDIVIDUAL GRANTS

        ----------------------------------------------------------------------------------------------------------------
                Name            Number of     % of Total     Exercise     Expiration       Potential        Potential
                ----           Securities      Options/       or base        Date       realized values     realized
                               Underlying    SARs Granted      price         ----         at assumed        values at
                                Options/     to Employees    ($/Share)                  annual rates of      assumed
                                  SARs         in Fiscal     ---------                    stock price     annual rates
                                 Granted         Year                                     apprec. for       of stock
                                   (#)           ----                                     option term         price
                                   ---                                                    -----------      apprec. for
                                                                                             5%($)         option term
                                                                                                             10% ($)
        ----------------------------------------------------------------------------------------------------------------
        Dr. Mohd Aslami (b)         359,752            29%        $0.82          2002         $    6,191      $  84,924
        --------------------- -------------- -------------- ------------ ------------- ------------------ --------------
        Charles De Luca (b)         189,502            15%        $0.82          2002         $    3,262      $  44,735
        --------------------- -------------- -------------- ------------ ------------- ------------------ --------------
        Michael Beecher (a,         120,000            10%        $1.58           ---         $   21,752      $  77,100
        c)
        --------------------- -------------- -------------- ------------ ------------- ------------------ --------------
        Hans Moeller                300,000            24%        $1.58           ---         $   54,381       $192,751
        (a, c)
        --------------------- -------------- -------------- ------------ ------------- ------------------ --------------

Table
-----

a. The term of options used in the potential realized value calculation is five years.

b.   The market value per share at the date of grant was $0.66.

c.   The market value per share at the date of grant was $1.38.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTIONS/SAR VALUES

The following table lists the options/SARs exercised during the year and the options/SARs held by the executive officers that were unexercised at December 31, 1997.


------------------------- ------------------- -------------- -------------------------------- --------------------------------
                                                                                              Value of unexercised
                                                                  Number of Securities            in-the-money
                                                                 underlying unexercised          options/SARs at
                           Shares acquired        Value        options/SARs at FY-end (#)         FY-end ($)
          Name             on exercise (#)    realized ($)      Exercisable/Unexercisable    Exercisable/Unexercisable
          ----             ---------------    ------------      -------------------------    -------------------------
-----------------------------------------------------------------------------------------------------------------------------
Dr. Mohd Aslami                  ---               ---                  420,665/0                        (Note 1)
-----------------------------------------------------------------------------------------------------------------------------
Charles De Luca                  ---               ---                  235,552/0                        (Note 1)
------------------------------------------------------------------------------------------------------------------------------
Michael J. Beecher              10,000           $34,440              94,248/80,000                      (Note 1)
------------------------------------------------------------------------------------------------------------------------------
Hans Moeller                    88,235           $(6,299)            200,000/100,000                     (Note 1)
------------------------------------------------------------------------------------------------------------------------------
  Note 1 - At December 31, 1997 the fair value was less than the exercise price.

COMPENSATION OF DIRECTORS
-------------------------

     The Company does not maintain any standard compensation arrangements or plans for directors.

     The Company, however, maintains a consulting agreement with Techman under which Techman provides administration, marketing, technical and personnel advisory services to the Company. Dr. M. Mahmud Awan, a former director of the Company, is the President and sole shareholder of Techman. The agreement is on a month to month basis at a monthly fee of $4,500 and is terminable at any time by the Company. For the year ended December 31, 1997, Techman was paid $54,000 for such services.

     The Company has a consulting agreement with Mr. Phillips, a director of the Company, wherein Mr. Phillips provides services as a senior financial advisor. Mr. Phillips receives a retainer of $60,000 per year payable in monthly installments of $5,000, based on an hourly rate of $185 per hour. The retainer is adjusted quarterly based on actual hours of service. The agreement is for one year from January 1, 1997 and is automatically renewed for one year periods unless terminated by written notice 90 days prior to the expiration of each renewal period. For the year ended December 31, 1997, Mr. Phillips' fee was $45,665.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY HOLDERS

     The following table sets forth certain information regarding the ownership of the Common Stock as of March 12, 1998, with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Executive Compensation Table, (iii) each director of the Company and (iv) all the directors and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

         NAME
          AND                                       SHARES                %
       ADDRESS(1)                                   OWNED               OWNED
      ----------                                    -----               -----

Mohd Aslami................................       7,789,948   (2), (9)   17.6
Charles De Luca............................       4,765,778   (3), (9)   10.8
Steven Phillips............................         964,090   (4)         2.2
Hans F.W. Moeller..........................         388,235   (5)         0.9
Michael J. Beecher.........................         174,248   (6)         0.4
AMP Incorporated...........................       6,169,154   (7),(9)    14.0
Techman International Corporation..........       2,469,308   (8), (9)    5.6
All directors and executive officers
  as a group (5 persons)...................      14,082,299              31.9%

----------------------------


(1) The addresses of the persons and entities named in this table are as follows: Messrs. Aslami, De Luca, Phillips, Moeller, and Beecher, c/o FiberCore, Inc., P. O. Box 180, 253 Worcester Road, Charlton, MA 01507; M. Mahmud Awan, 240 Sturbridge Road, Charlton, MA 01507; AMP Incorporated, 470 Friendship Road, Harrisburg, PA 17105.

(2) Includes 117,482 shares and Warrants to purchase 115,220 shares held by Dr. Aslami's wife, 723,473 shares held by Dr. Aslami's children, 1,587,569, 104,296 and 608,914 shares held respectively by the Ariana Trust, Children's Trust, and the Kabul Foundation, trusts of which Dr. Aslami's wife and/or Dr. Aslami are trustees and of which Dr. Aslami's children are beneficiaries, and 284,860 shares held by the Raja Foundation, a trust of which Dr. Aslami's wife and Mr. De Luca's wife are trustees and of which various organizations and family members are beneficiaries. Dr. Aslami disclaims beneficial ownership of all such shares. Also includes 483,165 currently exercisable options and warrants to purchase shares of the Company.

(3) Includes 1,395,097 shares and Warrants to purchase 115,220 shares held by Elizabeth De Luca, Mr. De Luca's wife, 357,715 shares held by Mr. De Luca's children, 608,914 shares held by the Dawn Foundation, a trust of which Mrs. De Luca is trustee and of which Mr. De Luca's children are beneficiaries, and 174,053 shares held by the Raja Foundation, a trust of which Dr. Aslami's wife and Mr. De Luca's wife are trustees and of which various organizations and family members are beneficiaries. Mr. De Luca disclaims beneficial ownership of all shares. Also includes 235,552 currently exercisable options.

(4) Includes 132,937 currently exercisable options and warrants issued to One Financial Group, Incorporated and 27,500 warrants issued to Income Partners LP. Mr. Phillips is a principal of these Companies

(5)  Includes 300,000 options.

(6)  Includes 174,248 options.

(7) Includes shares into which the AMP Note is convertible at $1.16 per share and Warrants to purchase 1,382,648 shares.

(8) The shares are owned by Techman International Corporation and includes shares issuable to Techman or its designee upon exercise of Warrants (550,696), and shares (1,000,000) to be issued ratably as commissions on Company sales up to $200 million. Dr. M. Mahmud Awan is the president and sole shareholder of Techman, and a former director of the Company.

(9) Under the AMP loan, the Company, Mohd A. Aslami, Charles De Luca, M. Mahmud Awan and AMP entered into a Voting Agreement pursuant to which they agreed to vote together to elect a slate of directors to the Board of Directors of the Company. Such slate of directors initially consists of Mohd A. Aslami, Charles De Luca, Hans Moeller, one nominee of AMP and three outside directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DEALINGS WITH SICO

     Since June 1994, FiberCore Jena has leased its office and manufacturing facility in Germany from SICO Quarzschmelze Jena GmbH ("SICO"). The lease payment is fixed for the initial term of the lease (which expires on June 30, 2000) at DM 50,205 per month (approximately $27,909). In 1995, SICO accounted for approximately 10% and in 1996 and 1997 less than 1%, respectively, of Company total sales.

DEALINGS WITH TECHMAN

     Since 1995, the Company has maintained a working relationship with Techman, a technology management company headquartered in Massachusetts since 1982. Dr.
M. Mahmud Awan, the President and sole shareholder of Techman, is a former director of the Company. Techman specializes in sales of fiber optic products and telecommunication systems.

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

     Pursuant to the Techman Share Purchase Agreement dated January 11, 1996, Techman purchased 734,260 shares of Common Stock for $1,000,000 (approximately $1.36 per share) and was granted Warrants exercisable into 550,696 shares of Common Stock at $1.63 per share. Additionally, the Company issued an additional 312,061 shares of Common Stock to Techman on (i) the formation of FOI (a joint venture), in which the Company holds a 30% ownership interest, and (ii) the completion of a supply agreement between FOI and the Company. Under the agreement, $500,000 of the $1,000,000 share purchase price was invested by Techman for the Company in FOI as an additional capital contribution. Due to a delay in the construction of the manufacturing plant, in 1997 the supply agreement was canceled and the 312,061 shares were canceled.

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

     In September 1997, the Company borrowed $150,000 from Techman International Corporation. The note bears interest at prime plus 1% per year and matures on September 17, 1998. In conjunction with the note, Techman was granted warrants to purchase 69,132 common shares of the Company at an exercise price of $0.625 per share.

     In April 1997, the Company borrowed $250,000 from Techman under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1%, adjustable quarterly and payable quarterly. In conjunction with the note, Techman was granted warrants to purchase 115,220 common shares of the Company at an exercise price of $0.78 per share.

     The Company maintains a consulting agreement with Techman under which Techman provides administration, marketing, technical and personnel advisory services to the Company. The agreement is on a month to month basis at a current monthly fee of $4,500 and is terminable at any time by the Company. For the years ended December 31, 1997, 1996 and 1995, Techman was paid $54,000, $36,000 and $21,000, respectively, for such services.

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

LOANS

     On July 31, 1996, the Company borrowed $500,000 under two loan agreements from the spouses of Dr. Aslami and Mr. De Luca. The loans are in the amount of $250,000 each and bear interest at the prime rate plus one percent (currently 9.5%), and are due on July 31, 1999. In conjunction with the loans each lender received warrants to purchase 115,220 shares of Common Stock at the rate of $1.81 per share. The warrants expire on July 31, 2001.

     Also, during the year the Company borrowed $50,000 from Dr. Aslami. The interest rate is prime plus 1% and the note matures on September 17, 1998. In conjunction with the note the lender was issued warrants to purchase 62,500 common shares of the Company at an exercise price of $0.6875 per share.

     In September and November, 1997 the Company also borrowed $37,500 under a note with interest at prime plus 1%. The note matures on the earlier of the receipt of proceeds from any new financing received by the Company or September 30, 1998. In conjunction with the notes the lender was granted warrants to purchase 27,500 common shares of the Company at an exercise price of $0.6875 per share. Mr. Steve Phillips, a director of the Company, is a principal of the lender. In December, 1997 the Company repaid $12,500 of these notes.

CONSULTING

     The Company has a consulting agreement with Mr. Phillips, a director of the Company, wherein Mr. Phillips provides services as a senior financial advisor. Mr. Phillips receives a retainer of $60,000 per year payable in monthly installments of $5,000, based on an hourly rate of $185 per hour. The retainer is adjusted quarterly based on actual hours of service. The agreement is for one year from January 1, 1997 and is automatically renewed for one year periods unless terminated by written notice 90 days prior to the expiration of each renewal period. For the year ended December 31, 1997, Mr. Phillips' fee was $45,665.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.    FINANCIAL STATEMENTS
               --------------------

               See Item 8 of this Report

         2.    FINANCIAL STATEMENT SCHEDULES
               The required disclosures are included in the footnotes to the Financial Statements

         3.    EXHIBITS
               (+ denotes incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 26, 1997)
               (x denotes filed herewith)

EXHIBIT

NUMBER

     +2.1      Agreement  and Plan of  Reorganization  dated as of July 18, 1995 between Venturecap, Inc. and FiberCore Incorporated.
     +2.2      Agreement of Merger dated as of July 18, 1995 between Venturecap,
               Inc. and FiberCore Incorporated.
     +2.3      Agreement  and Plan of  Reorganization  dated as of September 18,
               1995 between the  FiberCore,  Inc. Alt Merger Co., and  Automated
               Light Technologies, Inc. ("ALT").
     +2.4      Agreement  dated  February 13, 1987 between  Norscan  Instruments
               Ltd. and ALT.
     +3.1      Certificate of Incorporation of FiberCore, Inc.
     +3.2      By-Laws of FiberCore, Inc.
     +10.1     Loan Agreement  dated August 2, 1990 between ALT and  Connecticut
               Innovations, Inc. ("CII").
     +10.2     Promissory Note issued by ALT to CII.
     +10.3     Security Agreement dated as of August 1990 between ALT and CII.
     +10.4     Subordination  executed  August 2, 1990 between CII, Mohd Aslami, and Charles De Luca.
     +10.5     Collateral Assignment and Security Agreement dated August 2, 1990 between ALT and CII.
     +10.6     Loan  Agreement  dated  December  5,  1990  between  ALT  and the
               Connecticut Development Authority
                ("CDA").
     +10.7     Promissory Note dated December 5, 1990 issued by ALT to CDA.
     +10.8     Guaranty  dated December 5, 1990 issued to CDA by Mohd Aslami and
               Charles De Luca.
     +10.9     Collateral  Assignment and Security  Agreement  dated December 5,
               1990 between ALT and CDA.
    +10.10     Security  Agreement  dated as of December 5, 1990 between ALT and
               CDA.
    +10.11     Subordination dated November 5, 1990 between CDA, Mohd Aslami and
               Charles De Luca.
    +10.12     Form of Warrant issued by ALT to CDA.
    +10.13     Form of Warrant  issued by Agreement  between ALT to  Connecticut
               Innovations Incorporated.
    +10.14     Form of Warrant issued by ALT.
    +10.15     Form of FiberCore Incorporated Warrant.
    +10.16     Assignment  dated  November 8, 1993 by Gregory Perry to FiberCore
               Incorporated of U.S. Patent No. 4,596,589.
    +10.17     Lease  executed  January 31, 1994  between  Cobra  Realty  Trust,
               FiberCore Incorporated, Mohd Aslami and Charles De Luca.

    +10.18     Agreement  dated June 7, 1994  between Sico  Quarzschmelze  Jena,
               GmbH ("Sico")and  FiberCore Inc., to lease building and equipment and to manufacture optical fiber and optical fiber preform.
    +10.19     Agreement  dated  August  19,  1995  between  Sico and  FiberCore
               Glasfaser  Jena  GmbH,  with  supplemental  agreement  by  Walter
               Nadrag.
    +10.20     Cooperation  Agreement  dated  December 19, 1995 between Sico and
               FiberCore, Inc.
    +10.21     Lease dated August 19, 1995 between Sico and FiberCore  Glasfaser
               Jena GmbH.
    +10.22     Agreement  dated  January  25,  1996  between  FiberCore,   Inc.,
               FiberCore Glasfaser, Jena and Sico.
    +10.23     Share   Purchase   Agreement   dated  January  11,  1996  between
               FiberCore, Inc. and Techman International, Corp. ("Techman").
    +10.24     Escrow  Agreement  dated as of April 13, 1995  between  FiberCore
               Incorporated,  Middle East  Specialized  Cables Co.  ("MESC") and
               Shawmut Bank, N.A.
    +10.25     Escrow  Amending  Agreement  dated  September  15,  1995  between
               FiberCore,  Inc., Middle East Specialized Cables Co. ("MESC") and
               Shawmut Bank, N.A.
    +10.26     Share  Purchase  Agreement  dated as of April  13,  1995  between
               FiberCore Incorporated and MESC.
    +10.27     Share  Purchase  Amending  Agreement  dated  September  15,  1995 between the Registrant and MESC.
    +10.28      onvertible  Debenture Purchase  Agreement  effective as of April
               17, 1995 between AMP  Incorporated  and  FiberCore  Incorporated, with form of Convertible Debenture Attached, as Exhibit A.
    +10.29     Cooperation  Agreement  dated June 17, 1994  between John Royle &
               Sons and FiberCore Incorporated, with Amendment No. 1 executed on the same date.
    +10.30     Warrant  issued by  FiberCore,  Inc. to Techman to purchase up to
               550,696 shares of Common Stock.
    +10.31     Agreement dated July 1, 1994 between  FiberCore  Incorporated and
               FiberCore Glasfaser Jena GmbH.
    +10.32     Joint Venture  Agreement  dated  January 31, 1996 between  Middle
               East  Optic  Fiber  Company  ("MEOFC"),  Royle Mid East Ltd.  and
               FiberCore Mid East Ltd.
    +10.33     Convertible  Note Purchase  Agreement and Convertible  Promissory
               Note  between  FiberCore,  Inc.  and Hedayat  Amin-Arsala  in the amount of $200,000, each dated March 15, 1996.
    +10.34     Joint Venture  Agreement  dated May 21, 1995 between the Company,
               Techman and the other parties named therein.
    +10.35     International  Distributor  Agreement  between  Techman  and  the
               Company, dated November 1, 1995.
    +10.36     Term Loan  Agreement by and between  FiberCore,  Inc. as borrower and AMP Incorporated a lender dated November 27, 1996.
    +10.37     Term  Promissory  Note in the  original  principal  amount  of $3 million dated November 27, 1996.
    +10.38     Amendment  No.  1 to  Convertible  Debenture  Purchase  Agreement
               between  FiberCore,  Inc.,  as borrower and AMP  Incorporated  as
               Lender dated November 27, 1996.
    +10.39     Subsidiary  Guarantee between  FiberCore  Glasfaser Jena GmbH and
               AMP Incorporated dated November 27, 1996.
    +10.40     Security Interest Agreement between FiberCore Glasfaser Jena GmbH and AMP Incorporated dated November 27, 1996.
    +10.41     Patent  Security  Agreement  between  FiberCore,   Inc.  and  AMP
               Incorporated dated November 27, 1996.
    +10.42     Warrant issued to AMP  Incorporated  to purchase shares of Common
               Stock of FiberCore, Inc. November 27, 1996.
    +10.43     Amended and Restated Convertible Debenture dated April 17, 1995.
    +10.44     Voting Agreement between FiberCore, Inc., AMP Incorporated,  Mohd
               Aslami, Charles De Luca and Dr. M. Mahmud Awan dated November 27,
               1996.
    +10.46     Supply  contract  between AMP  Incorporated  and FiberCore,  Inc.
               dated July 29, 1996.
    +10.47     Loan Agreement between  FiberCore,  Inc. and Berliner Bank AG for the amount of DM 7,700,000 dated September 6, 1996.
    +10.48     Grants Agreements  between FiberCore  Glasfaser Jena GmbH and the
               Ministry of Economics and

               Infrastructure  in the amount of DM 2,300,000 dated June 12, 1996 and December 30, 1995.
    +10.49     Intercompany Loan Agreement between FiberCore, Inc. and FiberCore
               Glasfaser  Jena GmbH in  connection  with the loan from  Berliner
               Bank AG dated July 10, 1996.
    +10.50     Form of Warrant issued by FiberCore,  Inc. to Techman to exercise
               up  to  1,000,000   shares  of  Common  Stock   pursuant  to  the
               International Distributor Agreement dated November 1, 1995.
    +10.51     Note Purchase and Warrant Agreement between  FiberCore,  Inc. and
               Bereshkai  S.  Aslami in the  amount  of  $250,000  and  granting
               Warrants to purchase up to 115,220 shares of Common Stock.
    +10.52     Note Purchase and Warrant Agreement between  FiberCore,  Inc. and
               Elizabeth De Luca in the amount of $250,000 and granting Warrants to purchase up to 115,220 shares of Common Stock.
    +10.53     Forbearance  Agreement between ALT and CDA Authority and granting of Warrants dated August 27, 1996.
    +10.54     Forbearance  Agreement  between  ALT  and  CII  and  granting  of
               Warrants dated July 31, 1996.
    +10.55     Long Term Preform Supply Agreement  between  FiberCore,  Inc. and
               Fiber Optic Industries (Pvt.) Limited dated July 25, 1996.
    +10.56     Long-term supply  agreement  between  FiberCore,  Inc. and Middle
               East Optical Fiber Cable Co. (MEFC) dated November 1, 1996.
    x10.57     Joint  Venture   Agreement   dated   November  17,  1997  between
               FiberCore, Inc., Federal Power Sdn. Bhd., and PNB Equity Resource
               Corporation Sdn. Bhd.
    x10.58     Put Option  Agreement dated November 17, 1997 between  FiberCore,
               Inc., Federal Power Sdn. Bhd. and PNB Equity Resource Corporation
               Sdn. Bhd.
    x10.59     Note Purchase and Warrant Agreement dated September 17, 1997 between FiberCore, Inc. and Income Partners LP.
    x10.60     Note  Purchase and Warrant  Agreement  dated  September  17, 1997 between FiberCore, Inc. And Techman International Corporation.
    x10.61     Note Purchase and Warrant  Agreement dated April 16, 1997 between
               FiberCore, Inc. and Techman International Corporation.
    x10.62     Note  Purchase and Warrant  Agreement  dated  September  17, 1997 between FiberCore, Inc. and Mohd A. Aslami.
    x10.63     Consulting  Agreement dated January 1, 1997 between One Financial
               Group Incorporated and FiberCore, Inc.
    +14.0      Copy of patents purchased from Sico.
    x22        List of subsidiaries of FiberCore, Inc.
    x27        Financial Data Schedule,  which is submitted electronically to
               the  Securities  and  Exchange   Commission  for   information
               purposes only.

(b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIBERCORE, INC.

                                    (Registrant)

            By:  /s/  Mohd A. Aslami
                 ---------------------------------------      March 26, 1998
            Dr. Mohd A. Aslami
            Chairman, Chief Executive Officer
            and President (Principal Executive Officer)

            By:  /s/  Michael J. Beecher
                 ---------------------------------------      March 26, 1998
            Michael J. Beecher
            Chief Financial Officer and Treasurer
            (Principal Financial Officer and
            Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Mohd A. Aslami           Chairman of the Board,              March 26, 1998
-------------------           President
Dr. Mohd A. Aslami            Chief Executive Officer,
                              Director
                              (Principal Executive Officer)


/s/  Charles De Luca          Executive Vice President            March 26, 1998
--------------------          Secretary and Director
Charles De Luca

/s/  Steven Phillips          Director
--------------------
Steven Phillips                                                   March 26, 1998