Form 10-Q
period 1998-03-31
FIBERCORE INC
filed 1998-05-11
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                 ---------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1998

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

Yes   X     No
     ---        ---

The number of shares of the Registrant's common stock outstanding as of April 30, 1998 was 35,774,822.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page


PART I   FINANCIAL INFORMATION................................................ 3

         ITEM 1.  FINANCIAL STATEMENTS........................................ 3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997......... 3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)FOR THE THREE MONTHS ENDED
                  MARCH 31, 1998 AND 1997 (UNAUDITED)......................... 4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED).. 5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)................................................. 6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............... 7

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.. 8

PART II  OTHER INFORMATION ................................................... 8

         ITEM 1.  LEGAL PROCEEDINGS........................................... 8

         ITEM 2.  CHANGES IN SECURITIES....................................... 8

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................. 8

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 8

         ITEM 5.  OTHER INFORMATION........................................... 8

         ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K.............................. 8


SIGNATURES        ............................................................ 9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

                                                                                                    March 31,      December 31,
                                                                                                      1998              1997
                                                                                                 -------------     --------------
                                                                                                    (Unaudited)
                                     ASSETS
Current assets:
         Cash     ...........................................................................    $         856     $        2,128
         Accounts receivable - net...........................................................            1,038              1,501
         Notes receivable from joint venture partners........................................            5,211              4,883
         Inventories.........................................................................            3,319              3,057
         Prepaid and other current assets....................................................              206                 22
                                                                                                 -------------     --------------
                  Total current assets.......................................................           10,630             11,591
                                                                                                 -------------     --------------

Property and equipment - net.................................................................            4,900              4,808
                                                                                                 -------------     --------------

Other assets:
         Restricted cash.....................................................................            2,081              2,140
         Patents - net.......................................................................            5,851              6,014
         Investments in joint ventures.......................................................            1,425              1,425
         Other    ...........................................................................              268                129
                                                                                                 -------------     --------------
                  Total other assets.........................................................            9,625              9,708
                                                                                                 -------------     --------------
                  Total assets...............................................................    $      25,155     $       26,107
                                                                                                 =============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable.......................................................................    $         580     $          594
         Accounts payable....................................................................            1,204              1,778
         Accrued expenses....................................................................            1,014              1,128
                                                                                                 -------------     --------------
                  Total current liabilities..................................................            2,798              3,500

Long-term debt    ...........................................................................            9,861              9,851
                                                                                                 -------------     --------------
                  Total liabilities..........................................................           12,659             13,351
                                                                                                 -------------     --------------
Minority interest ...........................................................................            3,412              3,217
                                                                                                 -------------     --------------

Stockholders' equity:
         Preferred stock, $.001 par value, authorized 10,000,000 shares;
           no shares issued and outstanding..................................................              ---                ---

         Common stock, $.001 par value, authorized  100,000,000 shares; shares
           issued and outstanding: 35,774,822 at March 31, 1998 and December 31,1997.........               36                 36
         Paid in capital.....................................................................           23,221             23,221
         Accumulated deficit.................................................................          (13,367)           (12,850)
         Accumulated other comprehensive income (deficit):
           Foreign currency translation adjustment...........................................             (806)              (868)
                                                                                                 -------------     --------------
                  Total stockholders' equity.................................................            9,084              9,539
                                                                                                 -------------     --------------
                  Total liabilities and stockholders' equity.................................    $      25,155     $       26,107
                                                                                                 =============     ==============

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)



(Dollars in thousands except share data)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                 ----------------------------------
                                                                                                        1998               1997
                                                                                                 ---------------   ---------------

Net sales...............................................................................         $        1,563    $        2,000
Cost of sales...........................................................................                  1,254             1,715
                                                                                                 ---------------   ---------------

         Gross profit ..................................................................                    309               285

Operating expenses:.....................................................................
  Selling, general and administrative expenses..........................................                     553              765
  Research and development..............................................................                     122              160
                                                                                                 ---------------   ---------------

         Loss from operations...........................................................                    (366)            (640)

Interest income.........................................................................                      54                6
Interest expense........................................................................                    (162)            (199)
Foreign exchange loss-net...............................................................                    (101)            (106)
Other income (expense)     .............................................................                      58              (14)
                                                                                                 ---------------   ---------------
         Net loss.......................................................................                    (517)            (953)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments..............................................                      60             (453)
                                                                                                 ---------------   ---------------
         Comprehensive loss.............................................................         $          (457)  $       (1,406)
                                                                                                 ===============   ===============

Basic and diluted loss per share of common stock........................................         $        (0.01)   $        (0.03)
                                                                                                 ===============   ===============

Weighted average shares outstanding.....................................................             35,774,822        35,364,148
                                                                                                 ===============   ===============


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Dollars in thousands except share data)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                ----------------------------
                                                                                                   1998               1997
                                                                                                ----------       -----------
Cash flows from operating activities:
  Net loss..............................................................................        $     (517)      $      (953)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.........................................................               361               340
  Other  ...............................................................................                38                53
  Foreign currency translation loss.....................................................               ---               149

Changes in assets and liabilities:
  Accounts receivable...................................................................               425              (177)
  Inventories...........................................................................              (344)             (189)
  Prepaid and other current assets......................................................              (183)              (67)
  Other   assets........................................................................               ---                 8
  Accounts payable......................................................................              (608)              (82)
  Accrued expenses......................................................................               (99)              147
                                                                                                ----------       -----------
     Net cash used in operating activities..............................................              (927)             (771)
                                                                                                ----------       -----------

Cash flows from investing activities:
  Purchase of property and equipment....................................................              (388)             (949)
  Reimbursement from government grant...................................................               ---               115
  Other  ...............................................................................              (151)              ---
                                                                                                ----------       -----------
     Net cash used in investing activities..............................................              (539)             (834)
                                                                                                ----------       -----------

Cash flows from financing activities:
  Proceeds from sale of common stock....................................................               ---               103
  Proceeds from long-term debt..........................................................               ---             2,170
  Repayment of notes-net................................................................               (11)              ---
  Increase in long-term interest payable................................................               104               ---
                                                                                                ----------       -----------
     Net cash provided by financing activities..........................................                93             2,273
                                                                                                ----------       -----------

Effect of foreign exchange rate change on cash..........................................               101               (30)
                                                                                                ----------       -----------

(Decrease) increase in cash.............................................................            (1,272)              638
Cash, beginning of period...............................................................             2,128               190
                                                                                                ----------       -----------
Cash, end of period.....................................................................        $      856       $       828
                                                                                                ==========       ===========

Supplemental Disclosure:
   Shares issued in exchange for investment in joint venture ...........................               ---       $       425

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(Dollars in thousands except share data)

1.   Basis of Presentation

     The condensed consolidated balance sheet as of March 31, 1998 and the related condensed statements of operations and cash flows for the three months ended March 31, 1998 and 1997 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

     The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 1997 included in the Company's Report on Form 10-K.


2.   Inventories

     Inventories consist of the following:

                                       March 31,          December 31,
                                          1998                1997
                                       ---------          ------------
     Raw materials                      $   875               $   997
     Work-in-progress                       346                   315
     Finished goods                       2,098                 1,745
                                        -------               -------
                     Total              $ 3,319               $ 3,057
                                        =======               =======


3.   Accounting Pronouncements

     Effective for 1998, the Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Other comprehensive income (loss) for the Company consists of foreign currency translation adjustments. The reports for prior periods included in the financial statements have been restated to reflect this change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 1998 and 1997

     Sales for the three months ended March 31, 1998 were $437,000 lower than sales for the same period in 1997, a decrease of 21.9%. This decrease was due in part to a decline in the value of the German Mark versus the U.S. dollar of 9%. Additionally, sales of single mode fiber decreased during the first quarter of 1998 due to increased competition in the European cable market which effected sales of this fiber to the Company's cable customers. The Company believes that this was not the result of the Company's pricing which is competitive. During the first quarter 1998 shipments of the Company's multi-mode fiber increased by 16.2% over the same period in 1997.

     Gross profit for the first quarter of 1998 improved to $309,000 or 19.8% of sales compared to $285,000 or 14.3% of sales for the first quarter of 1997. This increase was the result of process improvements and increased production efficiency at the Company's FiberCore Jena subsidiary.

     Selling, general and administrative costs decreased $212,000 or 27.7% in the first quarter 1998 compared to the first quarter of 1997. This decrease was principally due to a decrease in legal, consulting and other administrative costs of the parent company.

     Research and development costs decreased $38,000 or 23.8% in the first quarter of 1998 compared to the same period in 1997. This decrease was the result of assigning certain of the development personnel to the design of the FiberCore Asia manufacturing facility.

     Interest income increased $48,000 during the first three months of 1998 compared to the first three months of 1997 as a result of the earnings on the deposit with the Berliner Bank for security of the Berliner Bank loan.

     Other income-net for the first quarter 1998 was $58,000 compared to net expense of $14,000 in the same period of 1997. This increase in income is due to research grants received by the Company's German subsidiary.

     As a result of the changes described above, the net loss for the period decreased 45.8% from $953,000 for the first quarter of 1997 to $517,000 in the first quarter of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The Company utilized cash for operations of $927,000 during the first quarter of 1998 compared to $771,000 in the first quarter of 1997. This was the result of the loss for the period of $517,000 offset by depreciation, amortization and other non-cash charges of $399,000. Accounts receivable decreased $425,000 as a result of the lower sales for the quarter and collection of grants due from the German government. Inventories increased by $344,000 during the first quarter as a result of the increase in production capacity and the decrease in sales of single-mode fiber. The Company anticipates that the inventory will be reduced in the second and third quarters of 1998. Accounts payable and accrued expense were reduced by $707,000 during the first quarter.

     The Company invested $388,000 in equipment in the German subsidiary completing the expansion of that facility during the first quarter of 1998. Additionally, the Company deferred costs of $149,000 related to the Malaysia manufacturing facility.

     Long-term interest payable increased $104,000 during the first quarter of 1998, principally due to the accrual of interest on the AMP loans wherein the interest is payable at maturity of these loans.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


                           PART II - OTHER INFORMATION


ITEMS 1 - 5
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             Exhibit 27: Financial Data Schedule

        (b)  Reports on Form 8-K

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FiberCore, Inc.
                                 --------------
                                   (Registrant)

Date:  May 8, 1998               /s/ Mohd Aslami
                                 -----------------------------------------------
                                 Dr. Mohd A. Aslami
                                 Chairman, President and Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  May 8, 1998               /s/  Michael J. Beecher
                                 -----------------------------------------------
                                 Michael J. Beecher
                                 Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)