Form 10-Q
period 1998-06-30
FIBERCORE INC
filed 1998-08-13
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1998

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

Yes   X            No
   -------           --------

The number of shares of the Registrant's common stock outstanding as of July 31, 1998 was 35,811,535.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I   FINANCIAL INFORMATION ..............................................  3

         ITEM 1.  FINANCIAL STATEMENTS.......................................  3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997.........  3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND
                  1997 (UNAUDITED)...........................................  4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                  (UNAUDITED)................................................  5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)................................................  6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............  7

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK................................................  8

PART II  OTHER INFORMATION ..................................................  9

         ITEM 1.  LEGAL PROCEEDINGS..........................................  9
         ITEM 2.  CHANGES IN SECURITIES......................................  9
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................  9
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  9
         ITEM 5.  OTHER INFORMATION..........................................  9
         ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K.............................  9

SIGNATURES................................................................... 10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)                                                          June 30,    December 31,
                                                                                                    1998          1997
                                                                                                  --------    ------------
                                                                                                (Unaudited)

                                     ASSETS
Current assets:
         Cash ................................................................................    $    533     $  2,128
         Accounts receivable - net ...........................................................       1,185        1,501
         Notes receivable from joint venture partners ........................................       4,625        4,883
         Inventories .........................................................................       3,727        3,057
         Prepaid and other current assets ....................................................          41           22
                                                                                                  --------     --------
                  Total current assets .......................................................      10,111       11,591
                                                                                                  --------     --------

Property and equipment - net .................................................................       5,067        4,808
                                                                                                  --------     --------

Other assets:
         Restricted cash .....................................................................       2,135        2,140
         Patents - net .......................................................................       5,694        6,014
         Investments in joint ventures .......................................................       1,425        1,425
         Other ...............................................................................         224          129
                                                                                                  --------     --------
                  Total other assets .........................................................       9,478        9,708
                                                                                                  --------     --------
                  Total assets ...............................................................    $ 24,656     $ 26,107
                                                                                                  ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Notes payable .......................................................................    $    591     $    594
         Accounts payable ....................................................................       1,410        1,778
         Accrued expenses ....................................................................       1,264        1,128
                                                                                                  --------     --------
                  Total current liabilities ..................................................       3,265        3,500

Long-term liabilities ........................................................................      10,098        9,851
                                                                                                  --------     --------
                  Total liabilities ..........................................................      13,363       13,351
                                                                                                  --------     --------
Minority interest ............................................................................       3,008        3,217
                                                                                                  --------     --------
Stockholders' equity:
         Preferred stock, $.001 par value, authorized 10,000,000 shares;  no shares
         issued and outstanding ..............................................................          --           --

         Common stock, $.001 par value, authorized 100,000,000 shares; issued and out-
           standing: 35,811,535 at June 30, 1998 and 35,774,822 at December 31, 1997 .........          36           36
         Paid in capital .....................................................................      23,045       23,221
         Accumulated deficit .................................................................     (13,915)     (12,850)
         Accumulated other comprehensive income (deficit):

             Accumulated translation adjustment ..............................................        (881)        (868)
                                                                                                  --------     --------
                  Total stockholders' equity .................................................       8,285        9,539
                                                                                                  --------     --------
                  Total liabilities and stockholders' equity .................................    $ 24,656     $ 26,107
                                                                                                  ========     ========

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                       Three Months Ended                Six Months Ended
                                                             June 30,                        June 30,
                                                      ---------------------             -------------------
                                                      1998             1997             1998           1997
                                                      ----             ----             ----           ----
Net sales ......................................   $      1,879    $      1,550    $      3,442    $      3,550
Cost of sales ..................................          1,608           1,251           2,862           2,966
                                                   ------------    ------------    ------------    ------------

         Gross profit ..........................            271             299             580             584

Operating expenses:
  Selling, general and administrative expenses .            683             687           1,236           1,452
  Research and development .....................            118             135             240             295
                                                   ------------    ------------    ------------    ------------

         Loss from operations ..................           (530)           (523)           (896)         (1,163)

Interest income ................................              3               8              57              14
Interest expense ...............................           (170)           (193)           (332)           (392)
Foreign exchange income (loss) - net ...........             37             (63)            (64)           (169)
Other income - net .............................            112              24             170              10
                                                   ------------    ------------    ------------    ------------

         Net loss ..............................           (548)           (747)         (1,065)         (1,700)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments .....            (73)           (303)            (13)           (756)
                                                   ------------    ------------    ------------    ------------

         Comprehensive loss ....................   $       (621)   $     (1,050)   $     (1,078)    $     (2,456)
                                                   ============    ============    ============    ============

Basic and diluted loss per share of common stock   $      (0.02)   $      (0.02)   $      (0.03)    $      (0.05)
                                                   ============    ============    ============    ============

Weighted average shares outstanding ............     35,803,458      35,583,493      35,789,223      35,580,985
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

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                            ----------------------
                                                                                                            1998              1997
                                                                                                            ----              ----
Cash flows from operating activities:
  Net loss .....................................................................................          $(1,065)          $(1,700)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ................................................................              737               645
  Other ........................................................................................               39                48
  Foreign currency gain ........................................................................               (5)               --

Changes in assets and liabilities:
  Accounts receivable ..........................................................................              313               (81)
  Inventories ..................................................................................             (677)           (1,024)
  Prepaid and other current assets .............................................................              (18)               42
  Accounts payable .............................................................................             (326)              223
  Accrued expenses .............................................................................              137               260
                                                                                                          -------           -------
     Net cash used in operating activities .....................................................             (865)           (1,587)
                                                                                                          -------           -------

Cash flows from investing activities:
  Purchase of property and equipment ...........................................................             (740)           (2,069)
  Reimbursement from government grant ..........................................................              136               262
  Other ........................................................................................             (131)              (30)
                                                                                                          -------           -------
     Net cash used in investing activities .....................................................             (735)           (1,837)
                                                                                                          -------           -------

Cash flows from financing activities:
  Proceeds from sale of common stock ...........................................................               --               103
  Increase in long-term interest payable .......................................................              208                --
  Proceeds (repayment) of debt - net ...........................................................               (2)            2,914
                                                                                                          -------           -------
     Net cash provided by financing activities .................................................              206             3,017
                                                                                                          -------           -------

Effect of foreign exchange rate change on cash .................................................             (201)              286
                                                                                                          -------           -------

Decrease in cash ...............................................................................           (1,595)             (121)
Cash, beginning of period ......................................................................            2,128               190
                                                                                                          -------           -------
Cash, end of period ............................................................................          $   533           $    69
                                                                                                          =======           =======

Supplemental Disclosure:
   Shares issued in exchange for investment in joint venture ...................................               --           $   425


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and Marks in thousands except share data)

1.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 1998 and the related condensed statements of operations for the three and six month periods and statements of cash flows for the six month periods ended June 30, 1998 and 1997 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

     The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 1997 included in the Company's Report on Form 10-K.

2.   INVENTORIES

     Inventories consist of the following:

                                June 30, 1998            December 31, 1997
                                -------------            -----------------
         Raw material             $   832                     $   997
         Work-in-progress             436                         315
         Finished goods             2,459                       1,745
                                    -----                       -----
                 Total            $ 3,727                     $ 3,057
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Sales for the three and six months ended June 30, 1998 were $1,879,000 and $3,442,000, respectively, compared to sales of $1,550,000 and $3,550,000 for the same periods in 1997. The 21.2% increase in sales during the second quarter of 1998 compared to the same quarter in 1997 was primarily the result of an increase in shipments and the addition of new customers. The 3.0% decrease in sales for the six months ended June 30, 1998 compared to the same period in 1997 was effected by the decline in the value of the German Mark versus the U.S. dollar of 6.4% offset by the increase in shipments noted above. Substantially all of the Company's sales are in the Company's German subsidiary, FiberCore Glasfaser Jena GmbH. Sales of the subsidiary in German Marks were DM 3,321,556 and DM 6,132,944 for the quarter and six months ended June 30, 1998 compared to DM 2,632,957 and DM 5,874,036 for the same periods in 1997.

     Gross profit was $271,000 (14.4% of sales) and $580,000 (16.9% of sales) for the quarter and six months ended June 30, 1998, respectively, compared to $299,000 (19.3% of sales) and $584,000 (16.5% of sales) for the corresponding periods in 1997. The decrease in the profit margin in the second quarter of 1998 was principally due to slightly higher production costs and lower average sales prices compared to the same period in 1997. The profit margins are expected to improve as further production efficiencies are implemented.

     Selling, general and administrative costs decreased by $216,000 (14.9%) for the six months ended June 30, 1998 compared to the same period in 1997. This decrease was principally due to a decrease in legal, consulting and other administrative costs of the parent company.

     Research and development costs decreased $17,000 (12.6%) and $55,000 (18.6%) during the quarter and six month periods ended June 30, 1998, respectively, compared to the corresponding periods in 1997. This decrease was due to higher costs incurred for a specific product development project in Germany during the first half of 1997.

     Interest expense was $23,000 and $60,000 lower in the quarter and six months ended June 30, 1998 compared to the corresponding periods in 1997 principally due to the capitalization of interest in 1998 related to the expansion project in Germany.

     As a result of the changes as described above, the Company had a net loss for the three months ended June 30, 1998 that was 26.6% lower than the loss in the same period of 1997. The loss for the six months ended June 30, 1998 was 37.4% lower than the loss in the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations was $865,000 in the first half 1998 compared to $1,587,000 in the same period in the prior year. This resulted from the loss in the first half 1998 of $1,065,000 offset by depreciation and amortization of $737,000 and other non-cash charges of $34,000 and changes in other working capital items. The Company's German subsidiary is generating a positive cash flow from operations and management anticipates that this will continue.

     Accounts receivable decreased $313,000, principally as a result of the collection of grants due from the German government. Inventories increased $677,000 resulting from the increased capacity and to provide stock for shipments during the planned vacation shut-down. Accounts payable decreased by $326,000, principally resulting from the repayment of amounts advanced to the Malaysian subsidiary by the Malaysian partners, while accrued liabilities increased $137,000 due to the increase in accrued interest on notes.

     During the first six months of 1998, the Company invested $740,000 in new equipment and the expansion of the production facility in Germany. This was funded, in part, by $136,000 in grants from the German government. Other assets increased $131,000 principally due to an increase in deferred costs related to the Malaysian subsidiary.

     Long-term interest payable increased $208,000 during the first half of 1998, principally on the AMP loans wherein interest is payable at maturity.

     Management anticipates that its German subsidiary will continue to generate a positive cash flow from operations and the Company will be able to sustain its operations through short-term borrowing. The Company's German subsidiary has a committed working capital line of credit from two German banks for 2,000,000 German Marks, approximately $1,109,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.

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

                                 FiberCore, Inc.
                                 (Registrant)

Date:  August 12, 1998           /s/ Mohd Aslami
                                 -----------------------------------------------
                                 Dr. Mohd A. Aslami
                                 Chairman, President and Chief Executive Officer
                                 (Duly Authorized Officer)

Date:  August 12, 1998            /s/ Michael J. Beecher
                                 -----------------------------------------------
                                 Michael J. Beecher
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)