Form 10-Q
period 1998-09-30
FIBERCORE INC
filed 1998-11-05
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from to________________

                         Commission file number: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                               87-0445729
       ------------                                           ------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


                        253 Worcester Road, P.O. Box 180
                               Charlton, MA 01507
                               ------------------
              (Address and Zip Code of principal executive offices)

                                 (508) 248-3900
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No_________
    ---

The number of shares of the Registrant's common stock outstanding as of October 31, 1998 was 35,849,035.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                              PAGE
                                                                                              ----
ART I   FINANCIAL INFORMATION ...............................................................  3
         ITEM 1.  FINANCIAL STATEMENTS.......................................................  3

                  CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 1998
                  (UNAUDITED) AND DECEMBER 31, 1997..........................................  3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  FOR THE THREE
                  AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)..............  4


                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)............... 5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)............ 6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS....................................................... 7

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................. 9

PART II  OTHER INFORMATION ................................................................... 10
         ITEM 1.  LEGAL PROCEEDINGS........................................................... 10
         ITEM 2.  CHANGES IN SECURITIES....................................................... 10
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................. 10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................... 10
         ITEM 5.  OTHER INFORMATION........................................................... 10
         ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K.............................................. 10

SIGNATURES.................................................................................... 11



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Dollars in thousands except share data)

                                                                    September 30,      December 31,
                                                                       1998               1997
                                                                    ------------      ------------
                                                                    (Unaudited)
                                     ASSETS

Current assets:
   Cash............................................................  $   318           $  2,128
   Accounts receivable - net.......................................    1,228              1,501
   Notes receivable from joint venture partners....................    4,912              4,883
   Inventories.....................................................    4,565              3,057
   Prepaid and other current assets................................       17                 22
                                                                      ------             ------
     Total current assets..........................................   11,040             11,591
                                                                      ------             ------
Property and equipment - net........................................   5,232              4,808
                                                                      ------             ------
Other assets:
   Restricted cash   ..............................................    2,307              2,140
   Patents - net...................................................    5,539              6,014
   Investments in joint ventures...................................    1,425              1,425
   Other...........................................................      435                129
                                                                     -------             ------
     Total other assets.............................................   9,706              9,708
                                                                     -------             ------
     Total assets................................................... $25,978            $26,107
                                                                      ======             ======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable.................................................... $   886          $     594
   Accounts payable.................................................   1,809              1,778
   Accrued expenses.................................................   1,315              1,128
                                                                      ------             ------
     Total current liabilities......................................   4,010              3,500
Long-term liabilities...............................................  10,571              9,851
                                                                      ------             ------
     Total liabilities..............................................  14,581             13,351
                                                                      ------             ------
Minority interest ..................................................   3,264              3,217
                                                                      ------             ------
Stockholders' equity:
     Preferred stock, $.001 par value, authorized 10,000,000 shares;
     no shares issued and outstanding...............................   ---                ---

     Common stock, $.001 par value, authorized 100,000,000 shares;
     issued and outstanding:  35,849,035 at September 30, 1998 and
     35,774,822 at December 31, 1997..............................        36                 36
     Paid in capital...............................................   23,296             23,221
     Accumulated deficit...........................................  (14,595)           (12,850)
     Accumulated other comprehensive income (deficit):
      Accumulated translation adjustment...........................     (604)              (868)
                                                                      ------             ------
          Total stockholders' equity..............................     8,133              9,539
                                                                      ------             ------
          Total liabilities and stockholders' equity............     $25,978            $26,107
                                                                      ======             ======
   See accompanying notes to the condensed consolidated financial statements.


                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                    (Dollars in thousands except share data)



                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30                  September 30,
                                                                ----------------------       -----------------------

                                                                 1998           1997              1998          1997
                                                                 ----           ----              ----          ----

Net sales...............................................  $     2,301     $      1,869       $     5,743     $      5,419
Cost of sales...........................................        1,949            1,486             4,690            4,452
                                                          -----------         --------        ----------      ------------
         Gross profit...................................          352              383             1,053              967
Operating expenses:
  Selling, general and administrative expenses..........          885              716             2,121            2,168
  Research and development..............................          114              130               354              425
                                                          -----------     ------------       -----------     -------------
         Loss from operations...........................         (647)            (463)           (1,422)          (1,626)
Interest income.........................................            2                8                59               22
Interest expense........................................         (241)            (213)             (573)            (605)
Foreign exchange income (loss) - net....................          195              (31)              131             (200)
Other income - net......................................           11               (1)               60                9
                                                          ------------    ------------       -----------     -------------
         Net loss.......................................         (680)            (700)           (1,745)          (2,400)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments..............          277             (252)              264           (1,008)
                                                          ------------    ------------      ------------     ------------
         Comprehensive loss.............................  $      (403)    $       (952)     $     (1,481)   $      (3,408)
                                                          ============    ============      ============     ============
Basic and diluted loss per share of common stock........  $     (0.02)    $      (0.02)     $      (0.05)   $       (0.07)
                                                          ============    ============       ===========     ============
Weighted average shares outstanding.....................   35,817,785       35,882,978        35,798,803       35,682,756
                                                          ============    ============       ===========     =============

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                    (Dollars in thousands except share data)


                                                                                                                 Nine Months Ended
                                                                                                                  September 30,
                                                                                                                ------------------
                                                                                                              1998              1997
                                                                                                              -----             ----

Cash flows from operating activities:
  Net loss..............................................................................                  $   (1,745)     $  (2,400)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.........................................................                       1,189          1,009
  Other  ...............................................................................                         190             72
  Foreign currency (gain) loss..........................................................                        (167)           281

Changes in assets and liabilities:
  Accounts receivable...................................................................                         211           (230)
  Inventories...........................................................................                      (1,277)        (1,307)
  Prepaid and other current assets......................................................                          85             72
  Accounts payable......................................................................                         (28)           (13)
  Accrued expenses......................................................................                         147            336
                                                                                                          ----------       ---------
     Net cash used in operating activities..............................................                      (1,395)        (2,180)
                                                                                                          ----------       ---------
Cash flows from investing activities:
  Purchase of property and equipment....................................................                        (968)        (2,963)
  Reimbursement from government grant...................................................                         338            662
  Other  ...............................................................................                        (196)           (63)
                                                                                                         -----------       ---------
     Net cash used in investing activities..............................................                        (826)        (2,364)
                                                                                                         -----------       ---------
Cash flows from financing activities:
  Proceeds from sale of common stock....................................................                         ---            103
  Increase in long-term interest payable................................................                         314            ---
  Proceeds (repayment) of debt - net....................................................                         281          4,544
                                                                                                          ----------       ---------
     Net cash provided by financing activities..........................................                         595          4,647
                                                                                                          ----------       ---------
Effect of foreign exchange rate change on cash..........................................                        (184)           (15)
                                                                                                          ----------       ---------
Decrease in cash........................................................................                      (1,810)           (88)
Cash, beginning of period...............................................................                       2,128            190
                                                                                                           ---------       ---------
Cash, end of period.....................................................................                 $       318     $      278
                                                                                                          ==========       =========
Supplemental Disclosure:
Shares issued in exchange for investment in joint venture............................                           ---      $      425


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars and Marks in thousands except share data)

1. BASIS OF PRESENTATION

          The condensed consolidated balance sheet as of September 30, 1998 and the related condensed statements of operations for the three and nine month periods and statements of cash flows for the nine month periods ended September 30, 1998 and 1997 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

          The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 1997 included in the Company's report on Form 10-K.

2. INVENTORIES

   Inventories consist of the following:

                           September 30, 1998                 December 31, 1997
                           ------------------               -------------------
   Raw material                 $1,294                           $   997
   Work-in-progress                444                               315
   Finished goods                2,827                             1,745
                                 -----                             -----
                Total           $4,565                            $3,057
                                 =====                             =====

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Sales increased by $432,000 (23.1%) and $324,000 (6.0%) for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. This increase is the result of increased shipments and the addition of new customers offset by a decline in the average value of the German mark during the nine months of 1998 compared to the same period in 1997. The increase in sales is more significant in light of the lower average sales prices in 1998 compared to 1997 resulting from competitive price pressures.
Substantially all of the Company's sales are from the Company's German subsidiary, FiberCore Jena GmbH. Sales of the subsidiary in German Marks were DM 3,980,430 and DM 10,113,374 for the quarter and nine months ended September 30, 1998, respectively, compared to DM 3,132,492 and DM 9,006,528 for the same periods in 1997, representing an increase of 27.1% for the quarter and 12.3% for the nine months ended September 30, 1998 over the corresponding periods in 1997.

          Gross profit was $352,000  (15.3% of sales) and  $1,053,000  (18.3% of sales) for the quarter and nine months ended September 30, 1998, respectively, compared to $383,000 (20.5% of sales) and $967,000 (17.8% of sales) for the corresponding periods in 1997. The decrease in the profit margin in the third quarter of 1998 was principally due to lower average sales prices compared to the same period in 1997. The profit margins are expected to improve as further production efficiencies are implemented.

          Selling, general and administrative costs increased by $169,000 (23.6%) for the three months ended September 30, 1998 compared to the same period in 1997. This increase was principally the result of an increase in the provision for doubtful accounts of $165,000 for a receivable from a Pakistan customer of the Company's Automated Light Technologies subsidiary. No similar accounts are outstanding at September 30, 1998 and, therefore, the Company does not anticipate further losses of this nature and magnitude.

          Research and development costs decreased 12.3% and 16.7% during the quarter and nine month periods ended September 30, 1998, respectively, compared to the corresponding periods in 1997. This decrease was due to higher costs incurred for a specific product development project in Germany during the first nine months of 1997.

          Interest expense was $28,000 higher (13.1%) during the third quarter of 1998 compared to the third quarter of 1997 due to the higher average outstanding debt in 1998. Interest expense was $32,000 lower for the nine months ended September 30, 1998 compared to the corresponding period in 1997 principally due to the capitalization of interest in the first half of 1998 related to the expansion project in Germany.

          Foreign exchange income was $195,000 and $131,000 for the quarter and nine months ended September 30, 1998, respectively, compared to foreign exchange losses of $31,000 and $200,000 for the corresponding periods in 1997. The income in 1998 resulted principally from the gain on a German Mark deposit with a German bank due to the strengthening of the German mark at the end of the third quarter 1998.

          As a result of the changes as described above, the Company had a net loss for the three months ended September 30, 1998 that was 2.9% lower than the loss in the same period of 1997. The loss for the nine months ended September 30, 1998 was 27.3% lower than the loss in the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

          Cash used in operations was $1,395,000 in the first nine months of 1998 compared to $2,180,000 in the same period in 1997. This resulted from the loss in the first nine months of 1998 of $1,745,000 offset by depreciation and amortization of $1,189,000 and other non-cash charges of $23,000 and changes in other working capital items. The Company's German subsidiary is generating a positive cash flow from operations and management anticipates that this will continue.

          Accounts receivable decreased $211,000, principally as a result of the collection of grants due from the German government. Inventories increased
$1,277,000 resulting from the increased capacity and to provide stock for shipments during the planned December holiday shut-down. Accrued liabilities increased $147,000 principally due to the increase in accrued interest on notes.

          During the first nine months of 1998, the Company invested $968,000 in new equipment and the expansion of the production facility in Germany. This was funded, in part, by $338,000 in grants from the German government. Other assets increased $196,000 principally due to an increase in deferred costs related to the Malaysian subsidiary.

          Long-term interest payable increased $314,000 during the first nine months of 1998, principally on the AMP loans wherein interest is payable at maturity. Short-term notes payable increased $281,000 due to borrowings under lines of credit for working capital at the German subsidiary.

          Management anticipates that its German subsidiary will continue to generate a positive cash flow from operations and the Company will be able to sustain its operations through short-term borrowing. The Company's German subsidiary has a committed working capital line of credit from two German banks for 2,000,000 German Marks, approximately $1,198,000. On a consolidated basis management anticipates that the cash flows from operations will be positive while investing activities will continue to be funded by short and long term borrowings.

          The Company's 51% owned joint venture in Malaysia, FiberCore Asia Sdn. Bhd. ("FCA"), which was established to construct and operate a manufacturing facility in Malaysia is subject to the recent international risks of the Far East including currency fluctuations and the general economic instability in the region. Due to this current economic instability, there are uncertainties regarding the sources and timeliness of obtaining financing necessary to construct the manufacturing facility. The Company and the joint venture partners are pursuing alternative sources of financing for this project.

YEAR 2000 COMPLIANCE

          The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and hardware, both administrative and technical ( " embedded" systems such as process control computers ), that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.

          The Company is actively engaged, but has not yet completed, reviewing, correcting and testing all of the Year 2000 compliance issues. Based on the current, albeit incomplete review and remediation, the Company has determined that it will be required to modify or replace some of its internal use software and hardware, and install modified third-party software so that they will function properly, as a system, with respect to dates in the Year 2000 and thereafter.

          The Company presently believes that with modifications to its third-party software and the replacement of certain internal use software and non-compatible hardware, the Year 2000 issue will not pose significant operational problems for the Company or its customers. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the Company and its customers.

          With regard to internal use software and hardware, the Company is currently reviewing all such items. To date, it has been determined that a small amount of older computer equipment must be replaced, but the type and amount are not significant and will be replaced in the ordinary course as systems are upgraded. With regard to third-party software, it has been determined that some software is not compliant and will need to be upgraded as vendors provide Year 2000 compliant versions. New administrative software at the Company's German subsidiary was recently installed, and, based on communication with the supplier, this software is Year 2000 compliant. The administrative software at the Company's headquarters will require upgrading and the supplier of this software has advised the Company that they have and are prepared to install Year 2000 compliant upgrades. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, shareholder records, etc. The Company has initiated communications with its vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The Company is in the process of developing contingency plans to reduce the risks of vendors' systems impacting the Company's operations.

          At this time, the Company believes its most reasonably likely worst case scenario is that key suppliers could experience disruptions in their ability to deliver key raw materials and/or services due to their own Year 2000 issues. In the event that this scenario does occur, the Company does not expect that it would have a material adverse affect on the Company's financial position and results of operations, as there are alternative sources of supply for the Company's principal materials.

          The Company will utilize both internal and external resources to reprogram, or replace and test its software products for the Year 2000 modifications. The Company anticipates completing the Year 2000 project as soon as practical, but not later than June 1999, which is prior to any anticipated impact. The total cost of the Year 2000 project is estimated to be less than $100,000 and is not considered to be material, and will be funded through existing cash resources and future operating cash flows. The requirements for the correction of Year 2000 issues and that date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to , the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties. Based upon the current best estimate for remediation of the Year 2000 issues, the Company believes the risk is minimal that the Company will not comply with current commitments and internal processing needs.

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

                                                 FiberCore, Inc.
                                                 (Registrant)

Date:  November 5, 1998                          /s/ Mohd A. Aslami
                                                 ------------------
                                                 Dr. Mohd A. Aslami
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                (Duly Authorized Officer)

Date:  November 5, 1998                         /s/ Michael J. Beecher
                                                -----------------------
                                                Michael J. Beecher
                                                Chief Financial Officer
                                                 and Treasurer
                                                (Principal Financial Officer)