Form 10-K
period 1998-12-31
FIBERCORE INC
filed 1999-03-30
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____________to_________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share (Title of Class)

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

                                Yes X     No___

and

(2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1999: $5,572,299.

Number of shares outstanding as of March 1, 1999:  36,015,034.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                 FIBERCORE, INC.
                                TABLE OF CONTENTS

                                                                                          PAGE

PART I.................................................................................    3
         ITEM 1.      BUSINESS.........................................................    3
         ITEM 2.      PROPERTIES.......................................................   16
         ITEM 3.      LEGAL PROCEEDINGS................................................   16
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS..........................................................   17
PART II ...............................................................................   18
         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS.......................................  18
         ITEM 6.      SELECTED FINANCIAL DATA...........................................  19
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...............................  20
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK.................................................  28
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  29
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE...............................  54
PART III ...............................................................................  55
         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      REGISTRANT........................................................  55
         ITEM 11.     EXECUTIVE COMPENSATION............................................  56
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT....................................................  59
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  61
PART IV ................................................................................  64
         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                      ON FORM 8-K.......................................................  64
SIGNATURES..............................................................................  67

                                     PART I

ITEM 1. BUSINESS

GENERAL

         FiberCore, Inc. ("FiberCore" or the "Company") is engaged in the business of developing, manufacturing, and marketing single-mode and multi-mode optical fiber and optical fiber preforms for the telecommunications and data communications industry. Preforms are the basic component from which optical fiber is drawn and subsequently cabled. The Company has developed a patented preform production process which management believes to be competitive with other existing production methods in use. Through its wholly-owned subsidiary, Automated Light Technologies, Inc. ("ALT"), the Company manufactures patented cable monitoring systems, a patented long range fault locator, cable protection devices, and electro-optical talk sets.

         In June 1994, the Company formed a wholly-owned subsidiary in Germany, FiberCore Jena GmbH ("FCJ"), which leases a manufacturing facility in Jena, Germany ("the Jena Facility") for a fixed monthly sum, and acquired certain equipment located in that facility from SICO Quarzschmelze Jena GmbH ("SICO"). Until the year 2001, the Company's ownership of the equipment is subject to the right of the German government, from which SICO purchased the equipment, to repossess the equipment in the event the Company ceases production. The agreement pursuant to which the Company acquired the equipment provided for the issuance of 2,221,141 shares of Common Stock to SICO in exchange for the equipment. The Jena Facility is an existing 26,500 square foot optical fiber manufacturing plant that has been in operation since 1986.

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

         On September 18, 1995, the Company acquired Automated Light Technologies, Inc. ALT, a Delaware corporation organized in 1986, manufactures equipment which monitors and identifies faults in fiber optic cables, cable protection devices, and electro-optical talk sets.

         In January 1996, the Company established a subsidiary, InfoGlass Incorporated ("InfoGlass"), through which it intends eventually to conduct its North American fiber optic business. InfoGlass is currently inactive.

         In November 1997, the Company entered into a joint-venture agreement with PNB Equity Resource Corporation Sdn. Bhd. ("PERC") and Federal Power Sdn. Bhd. ("FDP"), both of which are Malaysian corporations, to form FiberCore Asia Sdn. Bhd. ("FCA"). FCA, which is incorporated in Malaysia, was established to construct and operate a manufacturing facility in Malaysia for the production of optical fiber and optical fiber preforms. The Company owns 51% of FCA, and FDP and PERC own 37% and 12%, respectively.

         The Company granted FCA a license to use the Company's technology for its 51% ownership, while FDP and PERC contributed cash and notes for their respective ownership interest. Due principally to the economic and currency crisis experienced in the Asian/Pacific region the debt financing necessary to construct the manufacturing facility has not, as yet, been obtained. The Company and the other partners in FCA are continuing to seek financing and additional equity for FCA. The products of FCA will be marketed principally in the Pacific Rim.

         The following is an organizational chart depicting the Company's principal subsidiaries and ownership percentage.

                                 FIBERCORE, INC.
                               CORPORATE STRUCTURE
                                  HEADQUARTERS
                                      (USA)


-----------------------------------------------------------------------------------------------------------------------------
FIBERCORE ASIA     FOI (PVT.) LTD.   FIBERCORE JENA GMBH     INFOGLASS, INC.      FIBERCORE MIDEAST LTD.       ALT, INC.
   SDN. BHD.        (PAKISTAN)           (GERMANY)               (USA)                    (ASIA)                 (USA)
 (MALAYSIA)         30% OWNED            100% OWNED          100% OWNED                100% OWNED              100% OWNED
51% OWNED                                                                       MIDDLE EAST FIBER CABLES CO.
                                                                                      15% OWNED BY
                                                                                 FIBERCORE MIDEAST LTD.


         Substantially all of the Company's sales are from optical fiber and optical fiber preforms. ALT accounted for less than 5% of sales in each of the last three years.

RECENT DEVELOPMENTS

         In January 1998, Corning Incorporated filed suit against the Company claiming the Company's phosphorus containing fiber violated a Corning patent. During 1998 the suit was settled and the Company agreed not to solicit, market or sell phosphorus containing multimode fiber in the United States until the Corning patent expires in July 1999. The Company also agreed to conduct an arbitration process to determine whether the Company's singlemode fiber violates the Corning patent. In March 1999, the arbitrator issued an opinion concluding that FiberCore's singlemode fiber does not violate the Corning patent. The Company has not, in the past, sold any material quantities of its fiber in the United States.

         In April 1995, the Company issued a note to AMP, Incorporated ("AMP") (the "AMP Note"). The AMP Note is a ten-year $5,000,000 convertible note. AMP, a company listed on the New York Stock Exchange, with worldwide sales in excess of $5.7 billion in 1997, is a manufacturer of electrical and optical connection devices, systems and other equipment including fiber optic cable. The AMP Note is collateralized by the Company's patents, patent applications, licenses, rights and royalties arising from such patents. The AMP Note is subject to prepayment on demand in the event the Company is the issuer of securities to be sold by the Company under an effective registration statement. On November 27, 1996 AMP converted $3,000,000 of principal plus $540,985 of accrued interest into 3,058,833 shares of Common Stock of the Company. The remaining outstanding principal plus accrued interest may be converted into Common Stock of the Company at $0.66 per share, until maturity, April 17, 2005.

         In July 1996, AMP entered into a five year supply contract (renewable at AMP's option for an additional five year period) with the Company whereby AMP has undertaken to purchase from the Company at least 50% of AMP's future glass optical fiber needs. Under this contract, the Company sold fiber totaling approximately $1,801,000 and $1,238,000 in 1998 and 1997, respectively, to an AMP cabling contractor in Europe. The Company expects to begin supplying optical fiber to AMP in the United States in 1999. On November 27, 1996, the Company obtained an additional $3,000,000 loan at an interest rate of prime plus 1%, from AMP to facilitate the funding of the expansion of the Jena Facility. In exchange AMP received a ten-year note and common stock purchase warrants exercisable until November 27, 2001. Under the terms of the loan and warrant agreement, on November 27, 1998 the number of warrants was increased to 2,765,487 and the warrant exercise price was adjusted to $0.7232 per share. In connection with the new AMP loan and the expansion of the Jena Facility, the Company was awarded a grant from the German Government of approximately $2,700,000 and received a loan from Berliner Bank of approximately $4,621,000. As part of the new $3,000,000 loan from AMP, Mohd A. Aslami, Charles De Luca, Dr. M. Mahmud Awan (a former director of the Company) and AMP entered into a Voting Agreement pursuant to which they agreed to vote together to elect a slate of directors to the Board of Directors of the Company. AMP has waived the implementation of this slate of directors. The Voting Agreement also requires a classified and three year staggered Board of Directors. Such Voting Agreement would remain in effect until the earlier of (i) termination of the new AMP loan agreement, or (ii) an underwritten public offering by the Company which generates at least $5,000,000.

         In 1995, the Company, through its subsidiary, FiberCore MidEast Ltd. ("FME"), entered into a joint venture agreement (the "MidEast JV Agreement") with Middle East Fiber Optic Manufacturing Company Limited ("MEOFC"), a Saudi Arabian company and John Royle and Sons, Inc. ("Royle"), a manufacturer of cable manufacturing systems. Pursuant to the agreement, the parties jointly own Middle East Fiber Cables Co., ("MEFC"), a Saudi Arabian joint venture company. MEFC manufactures and sells optical fiber and optical fiber cable both inside and outside of Saudi Arabia. The Company and Royle each contributed $500,000 to the venture and initially had a 15% interest in MEFC. MEOFC contributed $2,330,000 and held a 70% interest. The Company and MEFC have entered into a long-term supply agreement for MEFC to purchase and the Company to supply fiber and preforms over the next five years. Shipments under this agreement began in 1997. The Company may not transfer its interest in MEFC to any entity other than Royle or MEOFC without the permission of such parties. In February 1999, the equity of MEFC was restructured to facilitate the investment of a new equity partner. As a result, a portion of the Company's equity has been converted to a loan to MEFC in the amount of Saudi Rials 800,000 (approximately $213,000) and the Company's equity in MEFC was reduced to 8%. MEFC began operations in 1998 and had sales of approximately SR1,833,000 (U.S. $489,000) for the year ended December 31, 1998.

         In connection with the Company's participation in MEFC, on October 5, 1995, Middle East Specialized Cables Co., ("MESC") a Saudi Arabian company in which the owners of MEOFC have an interest, purchased 367,131 shares of Common Stock at an aggregate price of $500,000. In November 1996, MESC purchased a second block of 367,131 shares of Common Stock for an additional $500,000. The proceeds of this sale were used as the Company's capital contribution to MEFC, described above. In 1997, MESC was also issued 312,061 shares of Common Stock and was granted Warrants to purchase 550,696 shares of Common Stock at an exercise price of $1.63 per share through April 13, 1997, upon delivery of a supply agreement between the Company and MEFC. The warrants expired without exercise.

         On January 11, 1996, pursuant to a Share Purchase Agreement, Techman International Corp. ("Techman") agreed to purchase for $1,000,000 a total of 734,260 shares of Common Stock and Warrants exercisable at $1.63 per share into 550,696 shares of Common Stock expiring on January 11, 1998. The Warrants expired without exercise. Dr. M. Mahmud Awan, a former director of the Company, is the President and sole shareholder of Techman. Additionally, Techman would be issued 312,061 shares of Common Stock upon the delivery of a supply agreement between Fiber Optic Industries (Pvt.) Ltd., ("FOI") and the Company. FOI is a joint venture between the Company and Techman which was formed for the purpose of constructing and operating a fiberdraw and optical fiber cable manufacturing facility in Pakistan. In 1996, the 734,260 shares and the 312,061 shares, above, were issued to Techman in exchange for the payment of $1,000,000 and the delivery by Techman of a twenty year supply agreement between the Company and FOI. The Company used $500,000 of the proceeds as an additional capital contribution in FOI. The Company maintains a 30% ownership interest in FOI. Due to a delay in the construction of the manufacturing plant, in 1997 the supply agreement was canceled and the 312,061 shares have been canceled. Due to the political and economic situation in Pakistan this project has been further delayed and will be reviewed in 1999.

         On July 31, 1996, the Company borrowed $500,000 under two loan agreements with the spouses of the Chairman and Chief Executive Officer and the Executive Vice President of the Company. The loans are in the amount of $250,000 each, bear interest at the prime rate plus one percent (currently 9.25%) and are due on July 31, 1999. The Company expects that these loans will be renewed. In conjunction with the loans, each lender received Warrants to purchase 115,220 shares of Common Stock at a price of $1.81 per share. The Warrants expire on July 31, 2001.

         In September 1997, the Company borrowed $150,000 from Techman International Corporation. The note bears interest at prime plus 1% per year and matured on September 17, 1998. In conjunction with the note, Techman was granted warrants to purchase 69,132 common shares of the Company at an exercise price of $0.625 per share. The note was renewed and the maturity date extended to December 31, 1999.

         In April 1997, the Company borrowed $250,000 from Techman under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1%, adjustable quarterly and payable quarterly. In conjunction with the note, Techman was granted warrants to purchase 115,220 common shares of the Company at an exercise price of $0.78 per share.

         In addition to the above two notes with Techman, in 1997, the Company borrowed $345,000 for working capital from the Chief Executive Officer, shareholders, and certain companies of which certain directors of FiberCore are shareholders. The loans bear interest at the prime rate plus one (1) percent per year, and mature in 1998 ($125,000) and 2000 ($220,000). In 1997 and 1998,
$75,000 of the notes maturing in 1998 were repaid. The remaining note of $50,000 has been renewed and matures in 1999.

         In 1998, the expansion of the Jena facility was completed, more than doubling the production capacity of that plant. The expansion was funded by German government grants and loans, as described above. The Company anticipates that it will outgrow the current leased facility and therefore is planning to construct a new manufacturing facility in the Jena area. The Company expects to finance this new facility under similar financing arrangements to the earlier expansion, utilizing German Government grants and guaranteed loans and equity.

FIBER OPTIC PREFORM MANUFACTURING TECHNOLOGIES

         Optical fibers are solid strands of hair-thin, high quality glass which are usually combined to form cables for transmitting information via light pulses from one point to another. The fibers consist of a core of high-purity glass that transmits light encased within a covering layer designed to reduce signal loss through the side walls of the fibers. Information transmitted through optical fibers is converted from electrical impulses into light waves by a laser or light emitting diode. At point of reception, the light waves are converted back into electrical impulses by a photo-detector.

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

         There are two basic types of communication optical fibers: multimode fiber and single-mode fiber. Multi-mode fiber has a larger core (the area where the light travels) than single-mode fiber, carries less bandwidth and is more expensive. It is generally used over relatively short distances in wiring buildings and groups of buildings. The electronics and the connectors required to work with multi-mode fiber are less costly than the electronics required for single-mode fiber. For example, the light source for multi-mode fiber can be light emitting diodes, while single-mode fiber requires laser light sources. Single-mode fiber is used in long-distance trunk lines (cables between cities) and fiber-to-the-curb (cable from a central office to the curb in front of an office building or home).

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

PROPRIETARY MANUFACTURING PROCESS AND PRODUCTS

         The Company manufactures both multi-mode and single-mode preforms and fiber, but does not manufacture optical fiber cable, although MEFC, in which the Company has an interest, draws fiber from preforms and manufactures fiber optic cable.

         The Company's patented technology can be best described as a "rod-and-tube" process, or as a hybrid of the OVD, IVD and the AVD processes. The Company's process takes advantage of available high quality doped 1 and undoped fused silica rods and tubes during the manufacturing process to produce more efficiently single-mode optical fiber preform and single-mode fiber at a substantially reduced cost than the alternative processes.

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




_____________________


1 Doping means adding other glass materials, such as germanium dioxide to the silica glass.

ALT PRODUCTS

         The Company's ALT subsidiary has four principal products, all of which are manufactured at the Company's Charlton, Massachusetts facility.

         ALT's Fiber Optic Cable Monitoring Systems ("FOCMS") facilitate the continuous monitoring of fiber optic and copper cables. The FOCMS consist of sensors housed in a protective cover placed at cable splice points and connected to a central monitoring system. ALT holds two United States patents covering this technology. ALT purchased one of these patents and know-how relating to fiber optic cable monitoring systems on September 7, 1986, from Norscan, a Canadian company. Norscan retained the right to use the technology in Canada and the rights to a Canadian reissuance of the purchased patent and has had the technology in operation on the Trans Canada fiber optic network since 1988. ALT intends to make the technology widespread in other regions worldwide. A dispute exists between ALT and Norscan with respect to Norscan selling FOCMS products, in competition with ALT products, that utilize technology other than the technology assigned to ALT pursuant to its agreement with Norscan. ALT contends that, in so doing, Norscan is violating a non-competition provision of Norscan's agreement with ALT. Failure by ALT and Norscan to resolve this dispute could materially adversely affect the future sales of ALT products. (See Item 3. Legal Proceedings)

         ALT also manufactures patented long-range fault locators, which are generally used in pairs. Typically, each device is applied at a point on a fiber optic cable, less than 100 miles from the other unit. These devices can detect and locate cable faults between the units.

         In addition, ALT manufactures cable protection devices, which are applied at cable splice joints prior to cables entering a building to protect against hazardous electrical currents that could otherwise be carried by metal sheaths encasing optical fibers, and electro-optical talksets. Talksets are used by field personnel to communicate over optical fiber, twisted pair-cable (regular telephone cable), and metal sheaths encasing optical fibers and copper cables.

         Customers for the FOCMS and other ALT Products have included telephone companies worldwide, including MCI Telecommunications Corp., AT&T Corp. and Pacific Telesis.

         ALT is not actively marketing these products because of lack of resources, but is planning to market such products in the future.

RESEARCH AND DEVELOPMENT

         In 1998, the Company filed two patents for a production process that the Company believes when implemented will substantially reduce the Company's manufacturing cost of optical fiber and preforms. The Company is currently installing a pilot machine using this new process in Jena and expects this pilot machine to be on line in mid 1999.

         The Company conducts research and development ("R&D") activities at its Jena Facility and Charlton, Massachusetts offices. Additionally, the Company is conducting product development R&D under two contracts with two scientific research laboratories in Russia. The Company's research and development activities consist primarily of optical fiber manufacturing process improvements and optical fiber product development. The Company is currently conducting research in Germany under three grants from the German government totaling approximately $78,063.

         The Company incurred costs of $475,000, $434,000 and $420,000 for research and process development for the fiscal years ended December 31, 1998, 1997, and 1996, respectively. The principal purpose of the research activity is to improve the production process for the manufacturing of fiber preforms, with concentration on reducing production time and reducing raw material consumption per unit of product. ALT's expenditures are principally for product development and enhancements of its products.

         Five of the Company's employees devote substantially all of their time to research and development, which includes process and product development.

SALES AND MARKETING

         To capitalize on the growth in fiber demand, the Company's sales and marketing objective is to increase market penetration by developing long-term, strategic relationship supply contracts for both preform and fiber products as rapidly as practical; expanding the Company's global sales and marketing programs; and emphasizing the performance and cost advantages of the Company's patented technology for its key customers. The Company plans to sell products in areas where it can reasonably expect to avoid direct competition from major suppliers of fiber, such as Lucent Technologies and Corning, and secure its customer base through strategic alliances. Consistent with this strategy, initial marketing efforts for singlemode fiber and preform have been focused on establishing strategic alliances in developing countries where management believes the demand is growing more rapidly than in Europe and the Americas. Multimode fiber is marketed in Europe and the Americas where management believes market opportunities are the greatest for this product.

         Management believes the telecommunications infrastructure of developing countries is in the early stages of evolution and competition is not well established. In the past, developing countries would typically purchase older, previously deployed communications technology and equipment. However, the lack of a copper cable infrastructure and a desire to become more technologically advanced has driven some developing countries to choose fiber optic cable networks to develop a sophisticated communications network. These countries must first install a fiber optic infrastructure of trunk and feeder lines followed by fiber, copper or wireless to the subscriber loop. The Company is initially targeting the large fiber optic cable manufacturing companies in Asia, the Middle East, the Pacific Rim, and certain European markets. Four employees devote substantially all of their time to sales and marketing and are assisted in this effort by independent sales representatives.

JOINT MANUFACTURING AND MARKETING ARRANGEMENTS

         The Company is seeking to increase market penetration in optical fiber markets through strategic alliances and/or joint ventures similar to the MEFC and FCA joint ventures. These relationships are being structured so that the Company provides the preforms and the related technology requirements and the partner provides the financing, operating and local marketing expertise. In this way, it may be possible for the Company to rapidly obtain market penetration with little, if any, capital investment.

Discussions regarding similar joint ventures and/or strategic alliances are underway, although there can be no assurances that such discussions will lead to the consummation of any transactions.

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

CUSTOMERS REPRESENTING OVER 10% OF SALES

         The following table is based on the total sales of the Company for all periods presented.

                                                              % OF SALES
                         1998
                           Customer A                             23%
                           Customer B                             22%
                           Customer C                             13%
                           Customer D                             10%

                         1997
                           Customer A                             42%
                           Customer B                             17%
                           Customer C                             Less than 10%
                           Customer D                             Less than 10%

                         1996
                           Customer A                             56%
                           Customer B                             15%
                           Customer C                             Less than 10%
                           Customer D                             Less than 10%

         The Company believes that only the loss of Customers A and B would have a material adverse effect on the Company.

BACKLOG, SALES AND ADVERTISING

         At December 31, 1998 the Company had a backlog of orders approximating $3.9 million ($4.1 million at December 31, 1997). During 1998, four of the Company's employees were engaged in sales activities, and the Company utilized manufacturers' sales representatives in certain geographic markets. In 1998, the Company employed a full-time international marketing/sales manager and one full time sales person for the European market. Also in 1999, the Company intends to expand its independent sales representative organization to provide broader representation primarily in the Pacific Rim. Assisted by local representatives, management intends to establish potential relationships with key managers of local cable and telephone companies. In addition, other management executives are engaged in negotiating long-term supply agreements with current and potential customers.

         Due to the nature of the industry, the Company does not currently engage in extensive advertising. The Company promotes its products principally through direct mailings and visits to potential customers, distribution of product brochures through sales representatives and exhibiting at industry trade shows.

COMPETITION

         Due to the high demand for the Company's fiber, the Company has initially concentrated on manufacturing and selling fiber and has increased its fiber manufacturing capability in Jena, Germany, and plans to further increase capacity through building a new facility in Jena and a planned facility in Malaysia. However, because competition in the production of preforms is somewhat limited, the Company plans to increase its emphasis on marketing preforms to that segment of the market outside the U.S. and Europe.

     FIBER PREFORM

         Management believes that there is limited competition in the sale of preforms to cable manufacturers who draw their own fiber. Such competition, however, is expected to grow. At present, the competition for singlemode preforms on a worldwide basis is limited to two United States manufacturers, SpecTran and Alcatel. SpecTran's product sales are for unique fiber applications and Alcatel is directly marketing singlemode preforms. Additionally, Lycom, Alcatel and Nokia, in Europe, Shin-Etsu from Japan and DaeWoo from Korea have begun marketing singlemode preforms.

         The predominant practice of most fiber manufacturers is to make fiber optic preform only for their internal use and not to sell preform to other fiber-optic manufacturers. Management believes these large companies will not enter the preform market since fiber manufacturers have an inherent disincentive in selling preforms; they have already invested heavily in plant, equipment and technology to convert preforms into fiber and/or cable, and by selling preforms they would be giving up value-added margins. The Company's customers are not vertically integrated, and require preforms that are in limited supply.

     FIBER

         The competition in multimode fiber products is limited to a few manufacturers in North America and Europe. They include Corning Incorporated, Lucent Technologies, Alcatel, SpecTran and Plasma Optical Fiber. Management believes that Corning, Lucent Technologies, and Alcatel generally supply the bulk of their production to their own cablers or joint venture partners. Therefore, in the US, multimode fiber will be the primary product due to the Company's unique technological and cost advantage, coupled with the fact that the other three large US producers do not focus on the multimode fiber as their primary business. Furthermore, FiberCore plans to offer several types of multimode fibers for specific applications and performance advantages such as different glass composition for radiation resistant fiber for Government applications, and special coatings for high performance cable designs. Additionally, because of the Company's manufacturing flexibility, the Company is positioned to respond quickly to special customer requirements and applications.

         The competition in the singlemode fiber market is much more extensive than in the preform market or the multimode fiber market. Most of the competition for fiber comes from Corning and Lucent Technologies. Competition in the fiber market is primarily based on availability and quality, and more recently price. In the past, with some exceptions, the Company's fiber has been generally priced at comparable levels to fiber manufactured by the larger producers. In the future, FiberCore will concentrate on marketing its new line of high performance products to support emerging protocols, such as Gigabit Ethernet, as well our ValuGrade and EconoGrade line of products, which have excellent price/performance characteristics.

ALT PRODUCTS

         The Company's management believes there is limited or no direct competition for its FOCMS product line except for Norscan. Most other competing technologies and products are more complementary to the Company's products than true competitors because these products and the Company's products are both needed to perform short range and long range fault locating.

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

         In 1997 and 1998, the Company filed two patent applications in the U.S. for a process which the Company believes will improve the cost and efficiency of producing optical fiber preforms. The Company is currently in the process of preparing additional patent applications for the production of optical fiber and preforms that are expected to be filed in 1999.

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

INTERNATIONAL OPERATIONS

         The Company is subject to all the risks of conducting business internationally. These risks include unexpected changes in legislative or regulatory requirements and fluctuations in the United States dollar and the German mark, and other currencies in which the Company is doing business from time to time. The business and operations of the Company's Germany subsidiary, FCJ, are subject to the changing economic and political conditions prevailing from time to time in Germany. Labor costs, corporate taxes and employee benefit expenses are high compared to the rest of the European Union, the United States and Japan. FCA, the Company's joint venture in Malaysia, is subject to similar international risks, including the currency fluctuations recently experienced in the Pacific Rim region. The Company's participation in MEFC and its investment in FOI are subject to the risks of doing business in Saudi Arabia, the Middle East and Asia in general. These risks include, but are not limited to, the threat of regional conflict. In 1998, 1997 and 1996, FCJ accounted for 99%, 97%, and 98% of the Company's sales, respectively.

TRADEMARKS

         FCJ is the owner of the registered trademark InfoGlass(R) under which it markets its optical fiber products. In 1997, the Company filed for registration of the trademarks "EconoGrade" and "ValuGrade" for products it introduced in the market in 1998. ALT is the owner of the registered trademark
Floodhound(R) which is used in the sale of the Company's water leak detection devices.

SEASONALITY

         The Company's business does not have strong seasonal fluctuations and the Company does not expect material seasonal variations to revenue.

RAW MATERIALS

         The Company presently can purchase all its raw material requirements for its optical fiber and preform business. The major component of a preform is silica glass tubing which is available in various sizes. Various high purity gases such as oxygen, nitrogen, argon, helium, chlorine and chemicals such as silicon tetrachloride, silicon tetra fluoride and germanium tetrachloride are used in the process of manufacturing preform. During 1998, the Company's optical fiber and preform business purchased approximately 90% of its key glass tubing raw material from one supplier. This supplier accounted for over 46% and 50% of the Company's glass tube requirements in 1996 and 1997, respectively. If the Company becomes unable to continue to purchase raw materials from this supplier, there can be no assurance that the Company will not face difficulties in obtaining raw materials on commercially acceptable terms, which could have a material adverse effect on the Company. To limit future shortages of key materials, the Company successfully identified other suppliers of this material. The Jena Facility has the capability to manufacture the high-purity synthetic core glass using a first purchased cladding tube, as well as adding additional purchased cladding tubes using the Company's patented production process.

         The Company's ALT subsidiary uses raw materials widely available from numerous suppliers.

EMPLOYEES

         At December 31, 1998, the Company employed 80 persons, of whom 4 are executives, 9 are engaged in sales and administration, 62 are engaged in manufacturing and 5 are engaged principally in research and development. Seventy-three (73) of the Company's employees are located in Jena, Germany. The Company is not party to any collective bargaining agreements and the Company does not maintain a pension plan. The Company considers its relations with employees to be satisfactory and believes that its employee turnover does not exceed the industry average.

ITEM 2. PROPERTIES

         The Company leases 5,000 square feet of office space as its Corporate Headquarters in Charlton, Massachusetts. The monthly rent is $2,250 and the rental agreement is on a monthly basis.

         The Company's optical fiber and preform manufacturing facility is located in Jena, Germany. The facility is leased from SICO. It occupies approximately 26,500 sq. ft., including 17,200 sq. ft. of clean room manufacturing space, 6,100 sq. ft. of office and storage space and an additional 3,200 sq. ft. of outside facilities for gas storage tanks. The Company owns all machinery and equipment at the facility, subject to certain restrictions. In 1999, the term of the lease was extended to December 31, 2001 and is renewable for additional terms aggregating 25 years. The Company maintains casualty and liability insurance on the Jena Facility. There is no assurance that in the event of a loss, policy limits will not be exceeded.

ITEM 3. LEGAL PROCEEDINGS

         In January 1998, Corning, Incorporated ("Corning") filed an action against the Company claiming that the Company infringed a Corning patent by marketing and selling certain optical fiber products in the United States. In March 1998 the Company and Corning concluded a settlement agreement wherein the Company acknowledged the validity of Corning's patent and agreed, prior to the expiration of the patent, not to make, market, and sell or offer to sell infringing multimode optical fiber or optical fiber preforms in the United States in violation of Corning's patent except to certain customers. In turn, Corning agreed not to seek damages and dismissed the action. The Company also agreed to conduct an arbitration process to determine whether the Company's singlemode fiber violates the Corning patent. In March 1999, the arbitrator issued his opinion concluding that FiberCore's singlemode fiber does not violate the Corning patent. Management believes that the result of this action will not have a material adverse impact on the Company.

         The Company's FiberCore Jena subsidiary, SICO and SICO's president, Mr. Walter Nadrag (who was previously the Managing Director of FiberCore Jena) are defendants in a lawsuit in Germany brought against them by COIA GmbH ("COIA"), a former customer, claiming damages of approximately $200,000 arising from FiberCore Jena's alleged failure to comply with a sales contract. The case was dismissed by the lower court and COIA appealed this decision. On appeal, the court found that although there was a contract, COIA was not entitled to damages. COIA has filed an appeal to this decision with Germany's appeals court. In addition to the above, the Company is subject to various claims which arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse affect on the business of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders ("Annual Meeting"), held on November 17, 1998, 28,817,717 shares of Common Stock were represented in person or by proxy, constituting a quorum of the total of 35,849,035 shares of Common Stock outstanding and entitled to vote at the Annual Meeting.

         At the Annual Meeting, the election of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the fiscal year ended December 31, 1998, was ratified by a vote of 28,769,817 shares (80.3% of the outstanding Common Stock). Holders of 19,400 shares voted against the proposal and holders of 28,500 shares abstained. There were no broker non-votes on this proposal.





             ( The remainder of this page intentionally left blank.)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's stock is traded on the Over the Counter (OTC) Bulletin Board. There were 226 holders of record and approximately 1,500 beneficial owners of Common Stock as of March 1, 1999. The public market for the Common Stock on the Bulletin Board, where the stock trades under the symbol FBCE, is limited. Set forth below for the periods indicated are the high and low closing prices for the Common Stock as reported on the Bulletin Board.

STOCK PRICE AND DIVIDEND POLICY

     Period                    High                   Low
     ------                    ----                   ---

    1998
      1st quarter              $0.75                 $0.29
      2nd quarter              $0.50                 $0.25
      3rd quarter              $0.44                 $0.14
      4th quarter              $0.19                 $0.11

    1997
      1st quarter              $6.25                 $0.63
      2nd quarter              $1.50                 $0.44
      3rd quarter              $1.06                 $0.50
      4th quarter              $0.88                 $0.31

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data of the Company for each of the years 1998, 1997, 1996, 1995, and 1994, has been derived from the audited financial statements and notes thereto of the Company and its predecessors. The information set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                             YEARS ENDED DECEMBER 31,
                                     (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

-----------------------------------------------------------------------------------------------------------
                                                 1998(1)       1997(1)       1996(1)    1995(1)       1994(2)(3)
Operating Data:
  Net sales................................. $     8,201    $    7,078    $   8,096     $3,094   $       231
  Costs and expenses:
  Cost of sales.............................       6,534         5,702        7,200      4,509         1,064
  Research and development..................         475           434          420         75            90
  Selling, general, and administrative......       2,981         3,148        4,324      2,100           700
  Interest expense, net.....................         746           638          387        368             7
  Other income (expense), net...............         193          (234)         102        (51)            5
                                             -----------    ----------    ---------    -------    ----------
  Loss before provision for income taxes....      (2,342)       (3,078)      (4,133)    (4,009)       (1,625)
  Provision for income taxes................        ---           ---          ---        ---           ---
  Net loss.................................. $    (2,342)   $   (3,078)   $  (4,133)   $(4,009)   $   (1,625)
                                             -----------    ----------    ---------    -------    ----------
Basic and diluted loss per share............ $     (0.07)   $    (0.09)   $   (0.13)   $ (0.15)   $    (0.07)
                                             ===========    ==========    =========    =======    ==========
Weighted average shares
  outstanding...............................  35,833,501    35,744,182   31,695,693  26,584,630   22,873,322
                                             ===========    ==========    =========    =======    ==========
Balance Sheet Data:
  Working capital (deficit)................. $     6,337    $    8,091    $     191    $  (277)   $     (519)
  Total assets..............................      25,768        26,107       17,642     14,783         4,270
  Long-term obligations.....................      10,204         9,851        4,587      5,000           456
  Total liabilities.........................      14,864        13,351        7,618      8,415         1,687
  Minority interest.........................       3,263         3,217         ---        ---           ---
  Accumulated deficit.......................     (15,192)      (12,850)      (9,772)    (5,638)       (1,628)
  Stockholders' equity......................       7,641         9,539       10,024      6,368         2,583

1. Includes the results of ALT from September 18, 1995.

2. Does not include the results of ALT.

3. Reflects the Venturecap merger as of the beginning of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    (Dollars and Deutsche Marks in Thousands)

BACKGROUND

         Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of the Company to contain costs, to grow internally or by acquisition and to integrate acquired businesses into the Company's group of companies; (iii) the uncertainties of litigation; (iv) the Company's dependence on significant customers; (v) changing conditions in the optical fiber industry which could adversely affect the Company's business; (vi) unsettled economic conditions in several of the countries in which the Company operates; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products, price reductions or the entry into the market of new competitors; (viii) the ability of the Company to deal with the Year 2000 Issue on a timely basis; (ix) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this Form 10-K. When used in this Form 10-K, the words "estimate", "project", "anticipate", "expect", "intend", "believe", and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

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

         The Company operates primarily through its FiberCore Jena subsidiary. The Company maintains its corporate headquarters in Charlton, Massachusetts which is staffed by executive, research and engineering, accounting and administrative personnel. The following discussion and analysis of the results of operations is based on the Company's audited financial statements for the years ended December 31, 1998, 1997 and 1996.

RESULTS OF OPERATIONS

         Year Ended December 31, 1998

         Net sales for the year ended December 31, 1998 were $1,123 greater (15.9%) than net sales

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
in 1997. The increase was principally due to a 20% increase in volume shipped to new and existing customers in 1998 over 1997, offset by lower average selling prices. Average selling prices decreased in 1998 compared to 1997, primarily due to an increase in the available supply of fiber in the market. Substantially all of the Company's sales are through its German subsidiary, FiberCore Jena.

         Cost of sales increased by $832 or 15% over 1997 due to the increase in volume shipped, offset by a decrease in costs per unit of production. This lower per unit cost is primarily due to upgrades to the production equipment, improved production efficiencies and improved production yields resulting from process improvements.

         Gross profit improved to 20.3% of net sales in 1998 from 19.4% of net sales in 1997. This improvement resulted from the production improvements as discussed above, offset by the lower average selling prices.

         Selling, general and administrative expenses decreased by $167 or 5.3% in 1998 compared to 1997. This decrease was due to lower administrative costs at the parent company and FiberCore Jena, offset by an increase in sales costs due to the addition of personnel in the second half of 1998 and an increase in the provision for doubtful accounts receivable at ALT.

         Research and development costs increased $41 or 9.4% in 1998 over 1997. The increase is principally attributable to an increase in research and process development activities at FiberCore Jena.

         Interest income increased $39 in 1998 compared to 1997 due to the increase in income from the investments of the DM 3,850 security deposit with the Berliner Bank.

         Interest expense increased 22% to $811 in 1998 compared to $664 in 1997. This increase is attributable to the higher average balance of outstanding loans used for working capital in 1998 at the parent company and the higher average outstanding balance in 1998 of the loan from the Berliner Bank used for the expansion of the Jena facility. Interest of $132 on the Berliner Bank loan was capitalized during the year for the expansion of the German plant.

         Other income-net was $193 in 1998 compared to net expense of $234 in 1997. This change was principally due to the foreign currency exchange gain of $170 on the German mark deposit with the Berliner Bank that is security for the loan, compared to a foreign currency exchange loss on this deposit in 1997.

         The net loss for the year 1998 was $2,342 compared to $3,078 for 1997, a decrease of $736 or 23.9%. The primary cause of the decrease was the increase in gross profit and the decrease in administrative costs, offset by the increase in interest expense and the change in other income as discussed above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         Year Ended December 31, 1997

         Net sales for the year ended December 31, 1997 were $7,078 or 12.6% lower than net sales in 1996. The decrease was principally due to a decline in the value of the German mark versus the U.S. dollar of 13.3%. Average selling prices were 26% higher in 1997 compared to 1996, due to an increase in sales volume of multi-mode fiber and a decrease in sales volume of single-mode fiber. Substantially all of the Company's sales are through its German subsidiary, FiberCore Jena.

         Cost of sales decreased by 20.8% from 1996 to 1997. This decrease was attributable to the decline in the value of the German mark and a lower per unit cost of production resulting from upgrades to the production equipment and production process improvements. As a result of these improvements, gross profit for the year ended December 31, 1997 was $1,376 or 19.4% of sales compared to $896 or 11.1% of sales in 1996.

         Selling, general, and administrative costs decreased $1,176 in 1997 from 1996 or 27.2%. This decrease was principally due to the costs incurred in 1996 of $846 for the value of options granted to employees and $421 for the costs associated with the registration of the Company's common stock with the Securities and Exchange Commission. Additionally, FiberCore Jena's administrative costs increased by approximately $135 after giving effect to the decline in value of the German mark. This increase was principally due to an increase in administrative personnel and other administrative costs.

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

         Other expense-net was $234 in 1997 compared to other income-net of $102 in 1996. This change was principally due to an increase in foreign currency exchange losses of $294 on the German mark deposit with the Berliner Bank that is security for the loan and a decrease in German research grants of $58.

         The net loss for the year 1997 was $3,078 compared to $4,133 for 1996, a decrease of $1,055 or 25.5%. The primary cause of the decrease was the increase in gross profit, the decrease in administration costs, offset by the increase in interest expense and other expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The Company anticipates that the results of operations will improve significantly in 1999 compared to the losses experienced in prior years. This expectation is based on a projected increase in sales both in dollar amounts and volume, and the projected continuing improvement in manufacturing

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

costs. The major expansion and upgrading of the Jena facility was completed in 1998, thus providing an increase in capacity and substantially improved efficiencies in production. This improvement will be moderately offset by an anticipated weakening in market prices of the Company's products due to the excess capacity in the market, although the Company believes that market prices will decline at a slower rate in 1999 compared to 1998.

         This expected increase in sales and improved profitability is expected to have a positive impact on the Company's cash flow, such that the Company projects that it will have a positive cash flow from operations in 1999. The Company will continue to utilize short-term borrowings to fund its working capital requirements. In this regard, the Company expects to increase the lines of credit currently available totaling approximately $1,200 at its German subsidiary. There is no assurance, however, that the increase in these credit lines will be obtained.

         Further, the Company is planning to build a new manufacturing facility in Germany to replace the existing leased facility and to increase production capacity. The current facility has limited space for expansion of the manufacturing operation, and the Company expects to operate at full capacity of this facility in 1999 to meet its sales projections. The Company is currently seeking to raise approximately $21,000 to construct this new plant, and expects that this financing will be provided from new equity of $1,500 and a combination of German government grants and guaranteed loans, similar to the financing used to fund the recently completed expansion. Although management is optimistic, there can be no assurance that such financing will be obtained.

         Additionally, the Company, through its Malaysian subsidiary FCA, is in the process of raising approximately $25,000 in debt and equity financing to finance the construction of the FCA manufacturing plant. The plan to construct the facility in Malaysia is considered part of the Company's long-term strategy. Notwithstanding the current economic situation in the Pacific Rim, the region continues to invest in infrastructure projects of which optical fiber is a part. Demand for the Company's products is projected to continue to grow in the Pacific Rim region at a faster rate than in other major markets. Substantially all of the products that are planned to be produced in the Malaysian facility are targeted for export to the Asia and Pacific Rim region.

         The Company is not relying on the conversion of Warrants and Options to fund its operations; however, if the Warrants and Options are exercised, the total proceeds that the Company would receive upon the exercise is approximately $6,040. To the extent that the Warrants and Options are exercised, the Company intends to use the proceeds from the exercise of such Warrants and Options for working capital purposes, including debt service (approximately $1,356 in 1999, including interest). There are long payment deferral periods on a substantial amount of the Company's outstanding loans. Under the AMP Note, the remaining $2,000 in principal and accrued interest are due and payable at maturity in April 2005. Similarly, under the $3,000 AMP loan, payments of interest are deferred for the first five years. Thereafter, accrued and unpaid interest is payable quarterly. The principal and any remaining accrued interest is payable at maturity on November 27, 2006. As for the German loan, principal is also due and payable at the tenth anniversary of closing; however, interest at 6.25 % is paid quarterly. The Company may seek to refinance certain of the notes due in 1999, although there can be no assurance that such refinancing will be obtained. Certain notes are due to officers and directors of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company currently has a backlog of orders aggregating approximately $3,900, which is scheduled to be shipped in 1999. The backlog at December 31, 1997 and 1996 was approximately $4,100 and $7,400, respectively. Additionally, the Company has entered into, or is negotiating, long-term supply agreements. These include supply agreements with MEFC, AMP, and others. Pursuant to the supply agreement with AMP, which provides for an initial term of five years and for an additional five year term at AMP's option, AMP has undertaken to purchase at least 50% of its global fiber requirements from the Company. Shipments to MEFC began in the fourth quarter 1997 and shipments to an AMP cabling subcontractor began in 1996. Shipments to AMP in the U.S. are expected to begin in 1999.

         The following changes in balance sheet amounts are net of the effect of the change in the currency exchange rates from December 31, 1997 to December 31, 1998.

         Year Ended December 31, 1998

         For the year ended December 31, 1998, the Company used $607, net of depreciation and amortization, for operations before changes in working capital. This was a substantial improvement over the $1,724 used for operations in 1997. This significant improvement was due primarily to the increase in sales and gross profit, higher depreciation costs and other non-cash costs incurred in 1998.

         Inventory increased by $1,187 principally due to an increase in work in process at year-end to provide for planned shipments in January 1999 and an increase in raw materials at year end. The build-up of raw material at year end was in anticipation of price increases on certain materials expected at the beginning of 1999. Accounts payable decreased by $114 in 1998 due to the repayment of an advance of funds to FCA received in 1997 from one of the partners, offset by an increase in accounts payable at the parent company. Accrued liabilities increased $102 in 1998 over 1997, principally due to an increase in accrued interest on outstanding notes payable.

         During 1998 the Company invested $1,895 in fixed assets, principally for new equipment at the Jena facility. This was funded in part by $929 in grants from the German government. Additionally, other assets increased by $205, principally due to an increase in deferred costs related to the design and development of the FCA facility.

         Notes payable increased by $597 in 1998 over 1997, principally due to borrowings under the lines of credit at FCJ, used for working capital. Long-term interest payable increased by $416 due to the increase in accrued interest payable on the AMP loans wherein the interest is payable at maturity in 2005 and 2006.

         Year Ended December 31, 1997

         During the year ended December 31, 1997, the Company used $1,724 net of depreciation and amortization for operations, before changes in working capital. Accounts receivable increased by $354 principally due to the sales of ALT products and a large sale to MEFC in December 1997. Inventories increased by $1,398 as a result of the increase in production in FiberCore Jena and lower than expected shipments of preforms to MEFC. The lower shipments were due to MEFC not having completed the installation of their draw tower. The increase in other receivables of $202 was due to an outstanding

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

receivable for German government grants of $422 reduced by a decrease in VAT taxes receivable.

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

         ALT

         ALT was acquired by the Company as of September 18, 1995. ALT has historically operated at a loss, has cumulative losses from its date of inception, and requires additional capital to operate. Sales of ALT products in 1998 were not significant, principally because the Company focused its available resources on developing the optical fiber business. The Company recently completed a revised business plan for ALT that provides for developing and enhancing ALT's products and allocating certain resources to ALT for marketing the products. The Company will seek to raise funds to implement this plan and is also in discussions with potential partners that have interest in the ALT product lines and have expressed an interest in forming a joint venture to manufacture and market its products. The Company's management believes that there is significant potential for sales of ALT's products. This will, however, require funding to implement the plan and there can be no assurance that such funding will be obtained or that a joint venture with new partners will be consummated.

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

         The Company is actively engaged, and has substantially completed, reviewing, correcting and testing all of the Year 2000 compliance issues. The Company has modified or replaced some of its internal use software and hardware, where necessary, and installed modified third-party software, where necessary, so that they will function properly, as a system, with respect to dates in the Year 2000 and thereafter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company presently believes that with the modifications to its third-party software and the replacement of certain internal use software and non-compatible hardware, the Year 2000 issue will not pose significant operational  problems  for  the  Company  or its  customers.

         With regard to internal use software and hardware for both information technology and non-information technology systems, the Company has reviewed substantially all such systems. The Company has determined that a small amount of older computer equipment must be replaced, but the type and amount are not significant and will be replaced in the ordinary course as systems are upgraded. With regard to third-party software, it has been determined that some software is not compliant and will need to be upgraded as vendors provide Year 2000 compliant versions. New administrative software at the Company's German subsidiary was installed in 1998, and, based on communication with the supplier, this software is Year 2000 compliant. The administrative software at the Company's headquarters will require upgrading and the supplier of this software has advised the Company that they have and are prepared to install Year 2000 compliant upgrades. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, shareholder records, etc. The Company has initiated communications with its vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The Company is in the process of developing contingency plans to reduce the risks of vendors' systems impacting the Company's operations.

         The Company does not have significant interface applications with customers, suppliers and others. However, the Company has communicated with all of its significant suppliers and large customers to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

         The Company will utilize both internal and external resources to reprogram, or replace and test its software products to complete the Year 2000 modifications. The Company anticipates completing the Year 2000 project as soon as practical, but not later than June 1999, which is prior to any anticipated impact. The Company incurred approximately $6 through December 31, 1998 for Year 2000 modifications to its software and hardware, and expects to incur approximately $5 for such costs in 1999. The requirements for the correction of Year 2000 issues and that date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties. Based upon the current best estimate for remediation of the Year 2000 issues, the Company believes the risk is minimal that the Company will not comply with current commitments and internal processing needs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its resulting designation. The Company is evaluating the effect this new standard will have on the Company's financial statements. The Company is required to adopt this standard by January 1, 2000.

             [The remainder of this page intentionally left blank.]

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company's principal operating subsidiary, FiberCore Jena, is located in Germany and its functional currency is the Deutsche Mark ("DM").

FOREIGN CURRENCY RISK. FiberCore Jena may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the DM. At December 31, 1998, FiberCore Jena had no outstanding forward exchange contracts.

         At December 31, 1998, the Company had a long-term loan denominated in DM totaling DM7,700,000. The principal of the loan is due at maturity, September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $29,000 for each of the years 1999 through 2005, and by approximately $22,000 in 2006.

         Substantially all of the Company's sales are through it German subsidiary. Additionally, at December 31, 1998, 42% and 21% of the Company's assets are at its German and Malaysian subsidiaries, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

INTEREST RATE RISK. At December 31, 1998, the Company had short and long term loans with interest rates based on the prime rate and LIBOR which are adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on these loans would have increased or decreased the 1998 interest expense by approximately $56,000.






             ( The remainder of this page intentionally left blank)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   PAGE
                                                                                   ----

Independent Auditors' Report....................................................    30
Consolidated Balance Sheets at December 31, 1998 and 1997......................     31
Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996       ....................................    32
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
     December 31, 1998, 1997 and 1996       ....................................    33
Consolidated Statements of Changes in Stockholders' Equity for the Years
     Ended December 31, 1998, 1997 and 1996 ....................................    34
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996...........................................    35
Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1998, 1997 and 1996       ....................................    36



INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
FiberCore, Inc.
Charlton, Massachusetts

We have audited the accompanying consolidated balance sheets of FiberCore, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberCore, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 24, 1999

                        FIBERCORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

(Dollars in thousands except share data)                                      1998            1997
                                                                              ----            ----
                                        ASSETS
Current assets:
     Cash.........................................................           $   150       $  2,128
     Accounts receivable, less allowance for doubtful accounts
         of $200 in 1998 and $33 in 1997...............................          863            937
     Notes receivable from joint venture partners.......................       4,912          4,883
     Other receivables..................................................         579            564
     Inventories........................................................       4,480          3,057
     Prepaid and other current assets...................................          13             22
                                                                             -------        -------
         Total current assets...........................................      10,997         11,591
                                                                             -------        -------
Property and equipment..................................................       7,603          6,559
Less accumulated depreciation...........................................       2,373          1,751
                                                                             -------        -------
         Property and equipment - net...................................       5,230          4,808
                                                                             -------        -------
Other assets:
     Restricted cash....................................................       2,310          2,140
     Patents, less accumulated amortization of $2,179 in 1998
       and $1,520 in 1997...............................................       5,375          6,014
     Investments in joint ventures......................................       1,425          1,425
     Other..............................................................         431            129
                                                                             -------        -------
        Total other assets..............................................       9,541          9,708
                                                                             -------        -------
         Total assets...................................................     $25,768        $26,107
                                                                             =======        =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable.......................................................    $ 1,665        $   594
     Accounts payable....................................................      1,724          1,778
     Accrued expenses....................................................      1,271          1,128
                                                                             -------        -------
         Total current liabilities.......................................      4,660          3,500
Long-term interest payable...............................................        876            460
Long-term debt...........................................................      9,328          9,391
                                                                             -------        -------
         Total liabilities...............................................     14,864         13,351
                                                                             -------        -------
Minority interest .......................................................      3,263          3,217
                                                                             -------        -------
Commitments and contingencies (Note 10)
Stockholders' equity:
     Preferred stock, $.001 par value, authorized 10,000,000 shares;  no
      shares issued and outstanding......................................      ---             ---
     Common stock, $.001 par value, authorized  100,000,000 shares; shares
       issued and outstanding:  35,936,463 in 1998 and 35,774,822 in 1997..       36             36
     Additional paid in capital............................................   23,337         23,221
     Accumulated deficit...................................................  (15,192)       (12,850)
     Accumulated other comprehensive loss:
        Accumulated translation adjustment.................................     (540)          (868)
                                                                             -------        -------
         Total stockholders' equity........................................    7,641          9,539
                                                                             -------        -------
         Total liabilities and stockholders' equity........................  $25,768        $26,107
                                                                             =======        =======

          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(Dollars in thousands except share data)

                                                                      1998             1997            1996
                                                                      ----             ----            ----
    Net sales.............................................. $         8,201    $         7,078   $         8,096
    Cost of sales..........................................           6,534              5,702             7,200
                                                             --------------     --------------    --------------
         Gross profit .....................................           1,667              1,376               896
    Operating expenses:
      Selling, general and administrative expenses.........           2,981              3,148             4,324
      Research and development.............................             475                434               420
                                                             ---------------   ---------------   ---------------
         Loss from operations..............................          (1,789)            (2,206)           (3,848)

    Interest income........................................              65                 26                 6
    Interest expense.......................................            (811)              (664)             (393)
    Other income (expense) - net...........................             193               (234)              102
                                                            ---------------    ---------------   ---------------
         Net loss.......................................... $        (2,342)   $        (3,078)  $        (4,133)
                                                            ===============    ===============   ===============
    Basic and diluted loss per share of common stock....... $         (0.07)   $         (0.09)  $         (0.13)
                                                            ===============    ===============   ===============
    Weighted average shares outstanding....................      35,833,501         35,744,182        31,695,693
                                                            ===============    ===============   ===============


          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(Dollars in thousands except share data)



                                                                1998       1997       1996
                                                                ----       ----       ----

    Net loss...............................................    $(2,342)   $(3,078)   $(4,133)
    Other comprehensive income (loss):
      Foreign currency translation adjustments.............        328     (1,084)         1
                                                                -------     ------   ---------
    Comprehensive loss.....................................    $(2,014)   $(4,162)   $(4,132)
                                                                =======    =======    =======


          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(Dollars in thousands except share data)


                                                                             1998       1997         1996
                                                                             ----       ----         ----
Common Stock:
  Balance, beginning of year.....................................      $     36       $    35     $     30
  Sale of stock for cash.........................................                                        2
  Reissuance of stock for conversion of debt.....................                                        3
  Stock issued on exercise of options and warrants...............                           1
                                                                         --------      -------     -------
  Balance, end of year...........................................            36            36           35
                                                                         --------      -------     -------
Additional Paid in Capital:
  Balance, beginning of year.....................................        23,221         19,545      11,761
  Sale of stock for cash.........................................                                    1,498
  Issuance of stock for conversion of debt.......................                                    4,052
  Issuance of stock for investment in joint venture..............                          425         425
  Discount on AMP note for value of warrants.....................                                      963
  Compensation cost of options issued to employees...............                                      846
  Stock issued on exercise of options and warrants...............            41            328
  Contribution of capital in Malaysia joint venture (FCA)........            75          3,348
  Stock canceled on cancellation of supply agreement with FOI....                         (425)
                                                                         ------       --------      ------
  Balance, end of year...........................................        23,337         23,221      19,545
                                                                         ------       --------      ------

Accumulated Other Comprehensive Income (Loss):
  Balance, beginning of year.....................................          (868)           216         215
  Foreign currency translation adjustments.......................           328         (1,084)          1
                                                                         ---------    --------     --------
  Balance, end of year...........................................          (540)          (868)        216
                                                                         ---------     ---------   --------
Accumulated Deficit:
  Balance, beginning of year.....................................       (12,850)        (9,772)     (5,639)
  Loss for the year..............................................        (2,342)        (3,078)     (4,133)
                                                                        --------       --------     -------
  Balance, end of year...........................................       (15,192)       (12,850)     (9,772)
                                                                         -------        -------     -------
Total stockholder's equity.......................................      $  7,641      $   9,539    $ 10,024
                                                                        ========       ========     =======



           See accompanying notes to consolidated financial statements

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



(Dollars in thousands except share data)                                  1998         1997       1996
                                                                          ----         ----       ----

Cash flows from operating activities:
  Net loss....................................................          $(2,342)     $(3,078)     $(4,133)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...............................            1,735        1,354        1,226
  Compensation cost for stock options.........................             ---          ---           846
  Foreign currency translation loss and other.................               20          319          105
Changes in assets and liabilities:
  Accounts receivable.........................................              (31)        (354)         (93)
  Other receivables...........................................               30         (202)        (132)
  Inventories.................................................           (1,187)      (1,398)        (514)
  Prepaid and other current assets............................               90           (6)          11
  Accounts payable............................................             (114)         260         (159)
  Accrued expenses............................................              102           37          829
                                                                         -------     --------      -------
      Net cash used in operating activities...................           (1,697)      (3,068)      (2,014)
                                                                          ------      --------     -------
Cash flows from investing activities:
  Purchases of property and equipment.........................           (1,895)      (4,211)      (1,161)
  Reimbursement from government grant.........................              929        1,775          960
  Investments in joint ventures...............................             ---           (50)        (950)
  Other.......................................................             (205)         (65)           1
                                                                         -------      --------     -------
      Net cash used in investing activities...................           (1,171)      (2,551)      (1,150)
                                                                          ------      --------     -------
Cash flows from financing activities:
  Cash contribution by minority shareholders
      in FCA..................................................             ---         1,683         ---
  Proceeds from issuance of common stock on
      exercise of options.....................................               41          328        1,500
  Proceeds from long-term debt................................             ---         4,750        3,500
  Restricted long-term cash deposits..........................             ---          ---        (2,498)
  Proceeds from notes payable.................................              597          394          200
  Repayment of notes payable..................................              (37)        ---          (200)
  Increase in long-term interest payable......................              416          418           42
  Other.......................................................              ---         ---           (23)
                                                                       ---------     ---------    --------
      Net cash provided by financing activities...............            1,017        7,573        2,521
                                                                        --------     ---------    --------
Effect of foreign exchange rate change on cash................             (127)         (16)        ---
                                                                        --------     ---------    --------
Increase (decrease) in cash...................................           (1,978)       1,938         (643)
Cash, beginning of year.......................................            2,128          190          833
                                                                        --------     ---------    --------
Cash, end of year.............................................         $    150      $ 2,128      $   190
                                                                       =========     =========    =======
Supplemental disclosure:
      Cash paid during the year for interest..................         $    274      $   222      $    18
      Shares issued for investment in joint venture...........         $    ---      $   425      $   ---




          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Incorporation and nature of operations

FiberCore,  Inc.  (the  "Company")  is  involved in the  research,  development, production and sales of optical fiber and optical fiber preforms for the telecommunications industry. FiberCore Jena GmbH ("FCJ"), the Company's principal operating subsidiary located in Germany, manufactures optical fiber and optical fiber preforms. Automated Light Technologies, Inc. ("ALT"), a wholly-owned subsidiary of the Company, is a manufacturer and distributor of fiber optic cable monitoring and fault locating systems for the telecommunications industry. FiberCore Asia Sdn. Bhd. ("FCA") was formed in 1997 to construct an optical-fiber manufacturing facility in Malaysia. The Company reports as a single segment enterprise.

FiberCore Incorporated, the predecessor to FiberCore, Inc. was organized under the laws of the State of Nevada on November 5, 1993. On July 18, 1995, FiberCore Incorporated merged with Venturecap, Inc., ("Venturecap"), an inactive company organized in the State of Nevada in 1987. Following the merger Venturecap changed its name to FiberCore, Inc. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all prior periods as if the merger took place at the beginning of such periods. In January 1997 the Company registered all of its then outstanding shares under an S-1 filing with the Securities and Exchange
Commission. The Company's common stock is traded on the Over-The-Counter-Bulletin Board under the symbol "FBCE".

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

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In 1998, 1997, and 1996 the Company received grants from the German government to be used in the expansion of the FCJ facility. All grant proceeds received have been netted against the cost of the assets acquired.

Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

     (f) Restricted Cash

In connection with the expansion of the FCJ facility, the Company obtained a loan from the Berliner Bank in Germany. Cash in the amount of German marks 3,850 (U.S. $2,310), has been deposited with this institution as collateral for this loan.

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

The Company's 15% ownership interest in Middle East Optical Fiber Cable Co. ("MEFC") is carried at cost.

The Company holds a 51% ownership in FCA, which is consolidated in the financial statements. Minority interest on the balance sheet reflects the Malaysian partners' 49% ownership.

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

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

accounts using an average exchange rate for the period. Unrealized gains or losses resulting from translation are included in stockholders' equity.

     (k) Revenue

Revenue is recognized when earned which is principally when products are shipped.

     (l) Research and Development

Research and development costs are expensed as incurred.

     (m) Income taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to the differences between the book and tax basis of assets and liabilities.

     (n) Loss per share of common stock

Basic loss per share of common stock is computed based on the weighted average shares outstanding during the year. The stock purchase warrants and stock options have not been included in the computation of basic loss per share since the effect would be anti-dilutive.

     (o) Stock based compensation

FASB Statement No. 123 "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, the Company will continue to measure compensation cost for employee stock compensation transactions using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" as permitted under FASB 123.

     (p) Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the 1998 presentation.

(2) EARNINGS PER SHARE

Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding, excluding common stock equivalents. Diluted EPS reflects the potential dilution of EPS that could occur if securities or other contracts to issue common shares were exercised or converted. At

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(2) EARNINGS PER SHARE (CONTINUED):

December 31, 1998, 1997 and 1996, there would have been no difference between basic and diluted earnings per share due to the losses of the Company.

The following table shows securities outstanding as of December 31, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive.


                                                          1998           1997         1996
                                                          ----           ----         ----

         Employee stock options                         2,020,225     1,387,778     978,434
         Warrants to acquire common stock               4,903,185     4,968,818   4,549,249
         Common stock to be issued for
             convertible debt                           4,927,232     2,060,308   1,881,446
                                                        ---------     ---------   ---------
                Total                                  11,850,642     8,416,904   7,409,129
                                                       ==========     =========   =========

(3) ACQUISITIONS AND STRATEGIC INVESTMENTS

In November 1997, the Company entered into a joint-venture agreement with Federal Power Sdn. Bhd. ("FDP") and PNB Equity Resource Corporation ("PERC") to form FiberCore Asia Sdn. Bhd. ("FCA") in Malaysia. FCA was established to construct and operate an optical fiber preform manufacturing facility in Malaysia. The Company owns 51% of FCA, and FDP and PERC own 37% and 12%, respectively.

The Company granted FCA a license to use the Company's technology for the Company's ownership, and FDP and PERC contributed cash of $1,683 and notes of $4,883 for their ownership. As part of the joint venture agreement, the Company has entered into a put option agreement with FDP and PERC wherein the Company has agreed to purchase FDP's and PERC's shares, at their option, in the event that certain production benchmarks are not achieved. The Company also entered into a support contract with FCA to provide design and construction management for the facility, marketing services and administrative support services. Due to the current economic situation in Malaysia and the Pacific Rim the debt financing required for the project has not, as yet, been obtained. The Company and the other shareholders in FCA are continuing to seek alternative financing and additional equity partners for FCA.

In April 1995, the Board of Directors ratified actions by FiberCore Incorporated to enter into a joint venture with John Royle & Sons Co. and Middle East Specialized Cables Company ("MESC") for a period of 15 years to be known as Middle East Fiber Cables Co. ("MEFC"). As part of the agreement the Company issued to MESC 734,262 shares of common stock for $1,000, (approximately $1.36 per share). The agreement also provides that MESC will receive 312,061 shares of common stock upon the completion and execution of a product supply contract between the Company and MEFC. The agreement was completed and the shares issued in 1997. The Company invested $500 of the $1,000 purchase price in MEFC as a capital contribution to the joint venture, as required by the agreement, and in the process acquired a 15% interest in MEFC. MEFC constructed it's manufacturing facility in 1996 and 1997 and

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(3) ACQUISITIONS AND STRATEGIC INVESTMENTS (CONTINUED):

began operations in 1998. The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC. These credit facilities are also collateralized by the assets of MEFC. At December 31, 1998 the Company was contingently liable for these loans in the amount of $792. Subsequent to December 31, 1998, in order to provide additional operating capital to MEFC, the capital of MEFC was restructured and a new shareholder acquired a 14% interest in MEFC. As a result of this restructuring the Company's equity in MEFC was reduced from 15% to 8% and 800 Saudi Rials, (approximately $213), of the Company's equity was converted to a long-term loan to MEFC.

On January 11, 1996, as part of a share purchase agreement with Techman International Corporation ("Techman"), a related party, a joint venture was established between the Company and Techman. The joint venture, FOI, is located in Pakistan. The Company has a 30% ownership interest in FOI. The Company acquired its interest in FOI by making a $500 capital contribution to the joint venture and issuing 312,061 shares of Company common stock to Techman valued at approximately $1.36 per share, ($425) for a long term agreement to supply fiber and preforms to FOI. FOI was formed in 1996 and had no significant operations in 1996, 1997 or 1998. In December 1997, due to a delay in the construction of the manufacturing plant, the supply agreement was canceled and the 312,061 shares have been canceled. Due to the political and economic situation in Pakistan this project has been further delayed and will be reviewed in 1999.

(4) RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                              1998        1997      1996
                                              ----        ----      ----

Balance at beginning of period............... $  33       $36        $39
Additions charged to expense.................   167        --          1
Deductions...................................    --        (3)        (4)
                                              -----       -----     ------
Balance at end of period.....................  $200       $33        $36
                                               ====       ===        ===

Other receivables consist of the following at December 31:

                                                   1998            1997
                                                   ----            ----

German government grants..................         $419             $423
Value added tax...........................           99              112
Other.....................................           61               29
                                                   ----             ----
          Total...........................         $579             $564
                                                   ====             ====

Notes receivable of $4,912 at December 31, 1998 are due from the minority shareholders in FCA for the balance of their capital contribution and are due in 1999.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(5) INVENTORIES

Inventories consist of the following at December 31:

                                                 1998    1997
                                                 ----    ----

Raw materials............................      $1,545   $   997
Work-in-process..........................       1,161       315
Finished goods...........................       1,774     1,745
                                                -----     -----
    Total................................      $4,480    $3,057
                                                =====     =====

(6) PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                         ESTIMATED
                                         USEFUL LIVES    1998              1997
                                         ------------    ----              ----

Office equipment......................   2-5 years     $    315         $   243
Machinery and equipment...............   2-12 years       9,899           5,619
Furniture and fixtures................   5-7 years           21              21
Leasehold improvements................   3-10 years         395               7
Construction in progress..............                      706           3,267
                                                        -------           -----
                                                         11,336           9,157
Less grant proceeds received..........                   (3,733)         (2,598)
                                                        -------           -----
         Total........................                  $ 7,603          $6,559
                                                         ======           =====

Depreciation on property and equipment charged to expense was $928 in 1998, $560 in 1997, and $548 in 1996. During 1998 and 1997 the Company capitalized interest costs of $132 and $178, respectively, on the expansion project at FiberCore Jena.

(7) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                                  1998              1997
                                                  ----              ----
Accrued wages, benefits & taxes............... $   457           $   547
Accrued interest..............................     218               116
Accrued legal and audit.......................      39                80
Other    .....................................     557               385
                                                 ------            ------
         Total................................  $1,271           $ 1,128
                                                 =====             =====

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(8) NOTES PAYABLE

Notes payable consist of the following at December 31:


                                                                                  1998       1997
                                                                                  ----       ----

Notes payable to the spouses of officers of the Company, with interest
at prime plus 1% (9.25% at December 31, 1998), due July 31, 1999.                $   500       --

Convertible  note payable to a director,  interest at the prime rate plus
1% (9.25%,  at December 31, 1998) with  principal and interest due September 30,
1999, all principal and accrued interest, if any, convertible
into common stock of the Company at approximately $.1875 per share.                   249     $218

Note payable to Techman International Corporation with interest at
prime plus 1% due December 31, 1999.                                                  150      150

Note payable to an officer of the Company, interest at prime plus 1%,
due September 17, 1999.                                                                50       50

Note payable with interest at prime plus 1% due on September 30, 1998.
A director of the Company is a principal of the lender.                               --        25

Notes payable with interest at prime plus 1% due on September 30, 1998.               --        12
Amounts outstanding under revolving lines of credit from banks with
interest at 8.0%.                                                                     716      139
                                                                                    ------     ---
                  Total                                                            $1,665      594
                                                                                    =====      ===


On July 31, 1996, the Company borrowed $500 under two loan agreements from the spouses of Dr. Aslami and Mr. De Luca. The loans are in the amount of $250 each and bear interest at the prime rate plus one percent (currently 9.25%), and are due on July 31, 1999. In conjunction with the loans each lender received warrants to purchase 115,220 shares of Common Stock at the rate of $1.81 per share. The warrants expire on July 31, 2001. Interest expense on these notes was $49 and $48 in 1998 and 1997, respectively.

In September 1997, the Company borrowed $150 from Techman International Corporation. The note bears interest at prime plus 1% per year and matured on September 17, 1998. In conjunction with the note, Techman was granted warrants to purchase 69,132 common shares of the Company at an exercise price of $0.625 per share. Dr. M. Mahmud Awan, a former director of the Company is the President and sole shareholder of Techman. In 1998 and 1997, the Company incurred interest expense of $14 and $4 on this note, respectively. On January 1, 1999 the note was renewed and is payable on December 31, 1999.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(8) NOTES PAYABLE (CONTINUED):

Also, in 1997 the Company borrowed $50 from the President of the Company. The interest rate is prime plus 1%. The note was renewed and is due on September 17, 1999. In conjunction with the note the lender was issued warrants to purchase 62,500 common shares of the Company at an exercise price of $0.6875 per share. Interest expense on this note was $4 and $1 in 1998 and 1997, respectively.

In September and November 1997 the Company also borrowed $75 under various notes with interest at prime plus 1%. In conjunction with the notes the lenders were granted warrants to purchase 55,000 common shares of the Company at an exercise price of $0.6875 per share. The notes have been repaid. Interest expense on these notes was $2 in 1997.

The Company's subsidiary, FiberCore Jena, maintains two lines of credit of DM 1,000 (approximately US $601) each with German banks. The notes bear interest at 8% per year. Interest expense in 1998 was $29 on amounts drawn under these notes. One of the lines of credit is collateralized by the inventory of FiberCore Jena.

All of the proceeds of the notes were used for working capital.




                      (this space intentionally left blank)

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(9) LONG-TERM DEBT

Long-term debt consists of the following at December 31:                               1998           1997
                                                                                       ----           ----

Note payable to Berliner Bank, interest at 6.25%, due September 30, 2006.            $4,621          $4,280

Convertible  note  payable  to AMP  Incorporated,  interest  at  3-month  London
Interbank Offered Rate plus one percent (6.31% at December 31,
 1998), due April 17, 2005.                                                           2,000           2,000

Note payable to AMP, interest at prime plus one percent (9.25% at December
31, 1998), due November 27, 2006.                                                     3,000           3,000

Discount attributable to warrants issued in conjunction with the $3,000
note above.                                                                            (763)           (859)

Note payable to shareholder with interest at prime
plus 1% (9.25% at December 31, 1998) due March 6, 2000.                                 220             220

Note payable to Techman International Corporation with interest at prime
plus 1% (9.25% at December 31, 1998), due April 16, 2000.                               250             250

Notes payable to the spouses of officers of the Company, with interest at
prime plus one percent (9.5% at December 31, 1997), due July 31, 1999.                   --             500
                                                                                     --------         ------
                  Total                                                              $9,328           $9,391
                                                                                     ========        =======


During the year ended December 31, 1997, the Company drew down 7,700 German marks (approximately $4,621) under a loan agreement with the Berliner Bank. The proceeds were used to fund the expansion of the Company's plant in Germany. The loan bears interest at 6.25% annually and is due on September 30, 2006. The loan is collateralized by a deposit with the bank of approximately $2,310.

In April 1995, FiberCore Incorporated issued to AMP, a floating rate, collateralized, ten year debenture in the amount of $5,000, due April 17, 2005, with interest, at an annualized rate adjusted quarterly, equal to the 3-month London Interbank Offered Rate plus 1%, (6.31% at December 31, 1998). No interest is due until the earlier of: AMP conversion of debt to stock, a public financing by the Company and AMP elects to call the loan, or maturity. On November 27, 1996, AMP converted $3,000 of principal and $541 of accrued interest relating to the original $5,000 ten year debenture, into shares of common stock of the Company at the rate of approximately $1.16 per share (3,058,833 shares). The AMP notes are collateralized by the Company's patents, patent applications, licenses, rights and royalties resulting from such patents and the equipment of FCJ. The remaining principal balance remained subject to the terms of the original debenture agreement. The conversion agreement contains certain valuation guarantees of the market value of the Company's common stock. Unless the closing price of the Company's common

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(9) LONG-TERM DEBT (CONTINUED):

shares equals or exceeds $1.7364 for 30 consecutive trading days during the first two (2) years following the closing at a time when AMP was not restricted from selling such shares, then effective on the second anniversary of the closing, an additional number of shares of Company common stock shall be issued to AMP and an adjustment shall be made in the conversion rate for the outstanding balance of the debenture such that the total number of shares held and convertible by AMP would have a market value (based on the average closing price of Company's shares during the last thirty (30) trading days preceding the second anniversary of the closing) equal to $7,500; provided, however, that not more than 6,478,810 Company shares will be issued or issuable to AMP as a result of the conversion of the $5,000 debenture and this guarantee. In the alternative, the Company may satisfy this guarantee on the second anniversary of the closing by offering or arranging for its designee to offer to purchase from AMP the converted shares and the outstanding balance of the debenture, including accrued interest, for $7,500 reduced prorata for any intervening sales of shares by AMP. Such offer to purchase shall be for cash only in immediately available funds. On November 27, 1998, as a result of the valuation guarantee, the conversion price was adjusted to $0.66 per share.

As an additional part of this agreement, on November 27, 1996, AMP issued to the Company $3,000 under a ten-year note, secured by equipment owned by the Company, with interest at prime plus one percent, (9.25% at December 31, 1998). Terms of the debenture state that interest shall be accrued, but not paid, for the first five years of the loan and a portion of the proceeds are required to be used as collateral for the German bank loan for the expansion of its FCJ facility. The principal will become due before the maturity date if the major financing is repaid or the collateral is released by the German financial institution.

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

On November 27, 1998, as a result of the valuation guarantee, the exercise price of the warrants was reduced to $0.7232 per share and the number of shares issuable on exercise was increased to 2,765,487. Interest expense on the AMP notes was $416, $418, and $335, for the years ended December 31, 1998, 1997 and 1996, respectively.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(9) LONG-TERM DEBT (CONTINUED):

Also, during the year ended December 31, 1997, the Company borrowed $220 from a shareholder under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1% adjustable quarterly and payable quarterly. In conjunction with the note, the lender was granted warrants to purchase 69,132 shares of common stock of the Company at an exercise price of $1.53 per share. The warrants expire on March 7, 2002. The proceeds of the note were used for working capital. Interest expense on this note was $21 and $14 in 1998 and 1997, respectively.

In April 1997, the Company borrowed $250 from Techman under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1%, adjustable quarterly and payable quarterly. In conjunction with the note, Techman was granted warrants to purchase 115,220 common shares of the Company at an exercise price of $0.78 per share. Dr. M. Mahmud Awan, a former director of the Company is the sole shareholder of Techman. Interest expense on this note was $24 and $17 in 1998 and 1997, respectively.

Scheduled principal maturities of long-term debt, excluding $763 of discounts attributable to warrants, are as follows at December 31, 1998:

         2000...............................         $     470
         2005...............................             2,000
         2006...............................             7,621
                                                       -------
                           Total............           $10,091
                                                        ======

(10) COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have entered into various leases for its office and production space. The Company's office lease is on a monthly basis at a monthly rental of $2.

FCJ conducts its operations from premises under an operating lease with SICO Quarzschmelze Jena GmbH ("SICO"). The lease provides for fixed monthly rental payments of $34 through its expiration in December 31, 2001, and is renewable for up to 25 years.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED):

Future minimum lease payments under noncancelable operating leases (with minimum or remaining lease terms in excess of one year) are as follows:


         FISCAL YEAR ENDING DECEMBER 31,             AMOUNT
         -------------------------------             ------

         1999..................................    $   414
         2000..................................        416
         2001..................................        403
         2002..................................         16
         2003 .................................         16
         Thereafter ...........................         16
                                                     ------
                  Total........................    $ 1,281
                                                     ======

Included in the statements of operations for the years ended December 31, 1998, 1997 and 1996 is rent expense of $372, $411 and $456, respectively.

In January 1998, Corning, Incorporated ("Corning") filed an action against the Company claiming that the Company infringed a Corning patent by marketing and selling certain optical fiber products in the United States. In March 1998, the Company and Corning concluded a settlement agreement wherein the Company has acknowledged the validity of Corning's patent and agreed, prior to the expiration of the patent, not to make, market, and sell or offer to sell infringing multimode optical fiber or optical fiber preforms in the United States in violation of Corning's patent, except to certain customers. In turn, Corning agreed not to seek damages and has dismissed the action. The Company also agreed to conduct an arbitration process to determine whether the Company's singlemode fiber violates the Corning patent. In March 1999, the arbitrator issued an opinion concluding that FiberCore's singlemode fiber does not violate the Corning patent. Management believes that the result of this action will not have a material adverse impact on the Company.

The Company's FiberCore Jena subsidiary, SICO and SICO's president, Mr. Walter Nadrag (who was previously the Managing Director of FiberCore Jena) are defendants in a lawsuit in Germany brought against them by COIA GmbH ("COIA"), a former customer, claiming damages of approximately $200 arising from FiberCore Jena's alleged failure to comply with a sales contract. The case was dismissed by the lower court and COIA appealed this decision. On appeal the court found that although there was a contract, COIA was not entitled to damages. COIA has appealed this decision to Germany's highest court. In addition to the above, the Company is subject to various claims which arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse affect on the financial position or results of operations of the Company.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

ALT is contingently liable for certain debt of a former subsidiary, Allied Controls, Inc. ("Allied"), approximating $733.

The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC. These credit facilities are also collateralized by the assets of MEFC. At December 31, 1998 the Company was contingently liable for these loans in the amount of $792.

(11) STOCKHOLDERS' EQUITY

The following represents the stock option activity during the years ended December 31, 1998, 1997, and 1996:

STOCK OPTIONS       $.003     $0.1875 $0.68      $1.09     $1.16   1.36     $1.43    $1.45    $1.50    $1.51     $1.58    $2.00
-------------       -----     ------- -----      -----     -----   ----     -----    -----    -----    -----     -----    -----
Balance,
December 31, 1995    256,991     --      --       33,042     --    --       67,188     --     41,993   178,679      --      --

Granted in 1996       18,357     --    64,248     --       87,492  55,193     --     148,709    --       --         --      26,542
                      ------  -------  ------   --------   ------  ------  -------   -------  ------   -------  --------   ------

Balance,
December 31, 1996   275,348      --    64,248     33,042   87,492  55,193   67,188   148,709  41,993   178,679      --      26,542

Granted in 1997       --         --      --       --      300,000  --         --        --       --       --     409,500     --

Exercised in 1997  (201,921)     --   (10,000)   (33,042)     --  (55,193)    --        --       --       --        --       --
                      ------  -------  ------   --------   ------  ------  -------   -------  ------   -------  --------   ------

Balance,
December 31, 1997     73,427     --    54,248          0  387,492       0   67,188   148,709  41,993   178,679   409,500   26,542

Granted in 1998       --       695,703   --           --       --      --     --        --       --       --        --       --

Exercised in 1998   (36,714)     --      --           --       --      --     --        --       --       --        --     (26,542)
                     ------      --      --           --       --      --     --        --       --       --        --     --------

Balance,
December 31, 1998     36,713   695,703 54,248          0  387,492       0   67,188   148,709  41,993   178,679   409,500       0
                      ======   ======= ======          -  =======       =   ======   =======  ======   =======   =======  ========
Options
Exercisable           36,713         0 54,248          0  387,492       0   67,188   148,709  41,993   178,679   367,000       0
                      ======   ======= ======          -  =======       =   ======   =======  ======   =======   =======  ========


Options vest at rates stated in each employee's contract, principally at the grant date or the anniversary date of the employee's date of hire. The options granted in 1998 expire ten (10) years from the grant date. Options granted prior to 1998 have no expiration date.

                        FIBERCORE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(11)     STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the status of the Company's stock options and weighted average prices are as follows:

                                     1998                              1997                            1996
                                     ----                              ----                            ----

                                              WEIGHTED                        WEIGHTED                         WEIGHTED
                                              AVERAGE                         AVERAGE                          AVERAGE
                                              EXERCISE                        EXERCISE                        EXERCISE
                             OPTIONS           PRICE             OPTIONS       PRICE          OPTIONS          PRICE
                             -------           -----             -------       -----          -------          -----

Balance beginning of
year                         1,387,778         $1.32            978,434         $0.98           577,893          $0.81

Exercised                      (63,256)        $0.84           (300,156)        $0.40             ---             ---

Granted                        695,703        $0.1875           709,500         $1.40           400,541          $1.22
                            ----------                           -------                        -------

Balance
end of year                  2,020,225         $0.95          1,387,778         $1.32           978,434          $0.98
                             =========                        =========                         =======

Exercisable at end of
year                         1,282,022         $1.34          1,072,064         $1.34           905,008          $1.06
                             =========                        =========                         =======




                                                      WEIGHTED                                       WEIGHTED
                                                      AVERAGE                                        AVERAGE
                   RANGE OF            OPTIONS        EXERCISE      REMAINING         OPTIONS        EXERCISE
                EXERCISE PRICE       OUTSTANDING       PRICE          YEARS         EXERCISABLE       PRICE
                --------------       -----------       -----          -----         -----------       -----

                $0.003                   36,713        $0.003             *              36,713       $.003
                $0.1875                 695,703        $0.1875           10                --           --
                $0.68 - $1.16           441,740        $1.10              *             441,740       $1.10
                $1.43 - $1.58           846,069        $1.52              *             803,569       $1.53
                                      ----------        ----                         ----------       -----
                $.003 - $1.58         2,020,225        $0.95              *           1,282,022       $1.34
                                      =========         ====                         ==========       =====

           * Options granted and exercisable have no expiration date.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

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

                                                                1998                       1997                     1996
                                                                ----                       ----                     ----


Net loss
--------
  As reported                                                 $(2,342)                  $(3,078)                  $(4,133)
                                                               ======                    ======                    ======

  Pro forma                                                   $(2,391)                  $(3,174)                  $(4,295)
                                                               ======                    ======                    ======

Basic and diluted loss per share
--------------------------------
  As reported                                                 $ (0.07)                  $ (0.09)                  $ (0.13)
                                                               ======                    ======                    ======

  Pro forma                                                   $ (0.07)                  $ (0.09)                  $ (0.14)
                                                               ======                    ======                    ======


The weighted average fair value of options granted during 1998, 1997 and 1996 was $0.07, $0.14 and $2.52 per share, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

                                                     Stock
         Assumptions                                 Plan
         -----------                                 ----
         Dividend yield                              --
         Risk-free interest rate                     5.5%
         Expected life                               10 years in 1998 and 2 years in 1997 and 1996
         Expected volatility                         50% in 1998, 20% in 1997 and 40% in 1996

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(11)     STOCKHOLDERS' EQUITY (CONTINUED)

The following warrants to purchase common stock have been issued during the years ended December 31, 1998, 1997, and 1996, at the exercise prices indicated.

WARRANTS           $0.19   $0.63   $0.69    $0.72     $0.78   $0.82   $0.95     $1.31  $1.43   $1.45     $1.53    $1.63     $1.81
--------           -----   -----   -----    -----     -----   -----   -----     -----  -----   -----     -----    -----     -----
Balance,
  Dec. 31, 1995                                                        83,985  598,423  5,511                      550,696

Issued in 1996                                                                                 1,382,648           697,546   230,440
                  ------------------------------------------------------------------------------------------------------------------
Balance,
  Dec. 31, 1996                                                        83,985  598,423  5,511  1,382,648         1,248,242   230,440

Issued in 1997             69,132 117,500             115,220 640,445                                    101,394

Expired in 1997                                                                                                   (550,696)

Exercised in
  1997                                                                         (73,426)
                  ------------------------------------------------------------------------------------------------------------------
Balance,
  Dec. 31, 1997            69,132 117,500             115,220 640,445  83,985  524,997  5,511  1,382,648 101,394  697,546   230,440

Granted in 1998   249,074                  2,765,487

Expired/
  Canceled 1998                                                                               (1,382,648)        (697,546)
                  ------------------------------------------------------------------------------------------------------------------
Balance
  Dec. 31, 1998   249,074  69,132 117,500  2,765,487  115,220 640,445  83,985  524,997  5,511      0     101,394    0       230,440
                  =======  ====== =======  =========  ======= =======  ======  =======  =====      =     =======    =       =======


The weighted average fair value of warrants granted during 1998, 1997 and 1996 was $0.01, $0.18 and $1.05 based on total warrants of 3,014,561, 1,043,691, and
2,310,634 granted in 1998, 1997 and 1996, respectively. The warrants are exercisable from the date of the grant and expire at various dates to October 2003.

(12)     INCOME TAXES

The significant components of the net deferred tax asset as of December 31, 1998 and 1997 were as follows:

                                                          1998              1997
                                                          ----              ----
Net operating loss carry forwards                      $ 4,456            $ 3,687
Less valuation allowance                                (4,456)            (3,687)
                                                        ------             ------
Net deferred tax asset                               $     0           $    0
                                                      ========          =========


The Company has incurred losses in 1995 through 1998, and, accordingly there is no income tax provision.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded due to the historical losses of the Company.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(12)     INCOME TAXES (CONTINUED)

The Company has net operating loss carry forwards available of approximately $8,967, at December 31, 1998 for federal and state tax purposes. The majority of the net operating loss carry forwards expire in the years 2009 through 2013.

FCJ has net operating loss carry forwards at December 31, 1998 of approximately $1,932 for corporation tax and trade income tax purposes available to offset future taxable income. Under German tax law the losses can be carried forward indefinitely.

Because future profitability is uncertain, such benefits have been fully reserved.

In addition, ALT has pre-acquisition net operating loss carry forwards available of approximately $4,278, at December 31, 1998 for federal and state tax purposes. The loss carry forwards expire between the years 2001 and 2010.

(13)     MAJOR CUSTOMERS AND SUPPLIERS

The major customers listed below accounted for approximately the following amounts and related percentages of the trade accounts receivable balance of the Company at December 31:


                           CUSTOMER          1998                 1997
                           --------          ----                 ----

                                              AMOUNT       %   AMOUNT      %
                                              ------       -   ------      -

                              B              $ 120         14    $ 87       9
                              C                212         25     ---     ---
                              E                381         44     381      39

The approximate net product sales by the Company to its major customers and the related percentages are as follows:

         CUSTOMER                        1998                      1997                     1996
         --------                        ----                      ----                     ----

                                          AMOUNT     %     AMOUNT        %        AMOUNT     %
                                          ------     -     ------        -        ------     -

                A                        $1,859      23    $2,990       42      $4,524       56
                B                         1,801      22     1,238       17       1,217       15
                C                         1,107      13       ---       --        ---       ---
                D                           832      10       ---       --        ---       ---

The Company purchases raw materials from various suppliers and in some cases there are a limited number of suppliers for certain materials. In 1998, 1997 and 1996 one supplier accounted for 90%, 50%,

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(13)     MAJOR CUSTOMERS AND SUPPLIERS (CONTINUED):

and 46%, respectively, of the Company's requirement of one particular item. Although the Company maintains a good relationship with this supplier the loss of this supplier could have a material impact on the Company's ability to manufacture its required volume of product. The Company has identified alternative sources for this material and continues to seek alternative sources of supply.

(14)     RELATED PARTY TRANSACTIONS

The former managing director of FCJ was the controlling shareholder of SICO. Transactions with SICO during the years ended December 31, 1998, 1997 and 1996 consist of the following:

                                                                                1998         1997             1996
                                                                                ----         ----             ----
Rent of premises.......................................................        $354          $331             $356
Purchase of services and utilities.....................................         318           286              611
Other expenses.........................................................         ---            17              ---
Sales of fibers........................................................          25            49              176

In January 1996, the Company reached an agreement with Techman, whereby Techman purchased 734,260 shares for $1 million ($1.36 per share). Techman is a related party as the president and sole shareholder of Techman is a former director of the Company. Upon acceptance of the offer and delivery of the 734,260 shares, the Company delivered to Techman warrants, granting Techman the right to purchase 550,696 shares of the Company at $1.63 per share exercisable in whole or in part within a 2 year period. The warrants expired in January 1998.

The Company maintained a consulting agreement with Techman under which Techman provided administration, marketing, technical and personnel advisory services to the Company. The agreement was terminated in 1997. For the years ended December 31, 1997 and 1996, the Company incurred costs of $54 and $36, respectively, for such services.

The Company has a consulting agreement with Mr. Steven Phillips, a director, wherein Mr. Phillips provides services as a senior financial advisor. For the years ended December 31, 1998, 1997 and 1996, the Company incurred costs of $46, $46, and $65, respectively for such services.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(15)  FOREIGN OPERATIONS

The Company has operations in three principal geographic areas: the United States (Company and ALT), Germany (FCJ), and Malaysia (FCA). Following is a summary of information by area for the years ended December 31, 1998, 1997 and 1996:

                                                                            1998             1997                 1996
                                                                            ----             ----                 ----
Net sales to customers in:
  United States...............................................          $     135        $     128           $     263
  Germany.....................................................              5,015            4,859               6,315
  United Kingdom..............................................              1,801            1,234               1,126
  Other.......................................................              1,250              857                 392
                                                                          -------           ------             -------

Net sales as reported in the accompanying
  consolidated statements of operations.......................           $  8,201         $  7,078            $  8,096
                                                                           ======           ======             =======


Long-lived assets:
  United States...............................................            $ 9,499          $ 9,936            $  8,214
  Germany.....................................................              4,885            4,580               6,205
  Malaysia....................................................                387                0                   0
                                                                           ------           ------            --------

  Total long-lived assets   ..................................            $14,771          $14,516             $14,419
                                                                           ======           ======              ======

Inter-company sales are eliminated in consolidation and are excluded from net sales reported in the accompanying consolidated statements of operations. Identifiable assets are those that are identifiable with operations in each geographic area. FCA (Malaysia) had no significant operations in 1998 and 1997.

(16)     ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its resulting designation. The Company is evaluating the effect this new standard will have on the Company's financial statements. The Company is required to adopt this standard by January 1, 2000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING  AND  FINANCIAL DISCLOSURE
         -------------------------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

The following tables set forth certain information with respect to each person who was an executive officer or director of the Company as of December 31, 1998.

            NAME           AGE                         POSITION

Dr. Mohd A. Aslami         52      Chairman of the Board of Directors, Chief
                                   Executive Officer, President and Director
Charles De Luca            61      Executive Vice President, Secretary and Director
                                   of the Company and General Manager of the Company's
                                   ALT subsidiary
Michael J. Beecher         54      Chief Financial Officer and Treasurer
Hans F.W. Moeller          69      Managing Director of FiberCore Jena GmbH
Steven Phillips            53      Director
Hedayat Amin-Arsala        57      Director  (appointed in January 1999)
William T. Hanley          51      Director  (appointed in January 1999)

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

Mr. Phillips became a director of the Company in May 1995 and became a director of ALT in 1989. Since co-founding the Winstar Government Securities Company L. P., a registered U.S. Government securities dealer that specializes in odd-lot securities transactions, Mr. Phillips has served as Chief Financial Officer, Secretary, and a Director. Since August 1987, Mr. Phillips has served as a director, Secretary and Chief Financial Officer of James Money Management, Inc., a private investment company. Since June 1987, Mr. Phillips has served as director and President of One Financial Group Incorporated, a financial consulting company of which he is the majority stockholder.

Mr. Amin-Arsala held various senior positions with the World Bank for 18 years. He was in charge of World Bank operations in countries of East and South Asia, retiring in 1987. He served as the Minister of Finance for the Afghan Interim Government from 1989 to 1992, and Minister of Foreign Affairs for Afghanistan from 1993 to 1996. Since 1996, Mr. Amin-Arsala has acted in an advisory capacity to the United Nations and the United States Agency for International Development and has served a number of governmental and non-governmental humanitarian organizations.

Mr. Hanley has been affiliated with Galileo Corporation ("Galileo") of Sturbridge, Massachusetts for over 16 years. He joined Galileo in May 1982 as Vice President of Manufacturing. He became Vice President of Manufacturing Operations in April 1983 and was named Executive Vice President, Chief Operating Officer and a Director on January 1, 1984. He was appointed President and Chief Executive officer on August 1, 1984 and served in that position through November 17, 1998. Mr. Hanley is currently a consultant to Galileo. In 1993 Mr. Hanley co-founded the Center for Advanced Fiberoptic Applications (CAFA) and was named the Worcester Business Journal's Business Leader of the Year in 1994, as well as one of the five most influential business people of Central Massachusetts. He is currently a business consultant and a member of several Boards of Directors and Advisory Boards for companies in Central Massachusetts. Mr. Hanley has a B.S. degree in Glass Science from Alfred University, Alfred New York and graduated with distinction from Corning Community College, Corning, New York.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------
Following is a summary of the compensation earned and/or paid to the Company's Chief Executive Officer and its most highly compensated executive officers for the last three years.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                      ANNUAL COMPENSATION                                              AWARDS
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position             Fiscal Year    Salary$    Bonus$      Other Annual     Restricted Stock       Securities
                                                                              Compensation         Award(s)$          Underlying
                                                                                                                    Options/SARs(#)
------------------------------------------------------------------------------------------------------------------------------------
Dr. Mohd Aslami                            1998         156,583     ---            ---                                  184,911
  Chairman, Chief Executive                1997         146,500     ---            ---                                  359,752
  Officer & President                      1996         146,500     ---            ---                                   60,913
------------------------------------------------------------------------------------------------------------------------------------
Charles De Luca                            1998          97,116     ---            ---                                  106,324
  Executive Vice President                 1997          98,398     ---            ---                                  189,502
  & Secretary                              1996          98,398     ---            ---                                   46,050
------------------------------------------------------------------------------------------------------------------------------------
Michael J. Beecher (1)                     1998         100,000     ---            ---                                      ---
  Chief Financial Officer                  1997          85,000     ---            ---                                  120,000
  & Treasurer                              1996          53,708     ---            ---                                   64,248
------------------------------------------------------------------------------------------------------------------------------------
Hans Moeller                               1998         120,000     ---            ---                                      ---
  Managing Director,                       1997         120,000     ---            ---                                  300,000
  FiberCore Jena GmbH                      1996          98,596     ---            ---                                   55,193
------------------------------------------------------------------------------------------------------------------------------------

(1) Started employment on April 15, 1996.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table lists the options granted to the executive officers during the year ended December 31, 1998.

------------------------------------------------------------------------------------------------------------------------------
                                                              INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------
         Name             Number of      % of Total     Exercise       Expiration         Potential       Potential realized
         ----             Securities      Options/       or base          Date         realized values    values at assumed
                          Underlying    SARs Granted      price           ---            at assumed        annual rates of
                           Options/     to Employees    ($/Share)                      annual rates of   stock price apprec.
                             SARs         in Fiscal                                     stock price       for option term
                           Granted          Year                                        apprec. For           -----------
                             (#)            ----                                       option term            10% ($)
                             ---                                                       -----------
                             ---                                                          5%($)
--------------------------------------------------------------------------------------------------------------------------------
Dr. Mohd Aslami (a)            184,911            27%      $0.1875     Dec. 31, 2008            $ 1,473               $22,883
------------------------------------------------------------------------------------------------------------------------------
Charles De Luca (a)            106,324            15%      $0.1875     Dec. 31, 2008            $   847               $13,157
------------------------------------------------------------------------------------------------------------------------------

a. The market value per share at the date of grant was $0.12.

             (The remainder of this page intentionally left blank.)

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
----------------------------------------------------
AND FISCAL YEAR END OPTIONS/SAR VALUES
--------------------------------------

The following table lists the options/SARs exercised during the year and the options/SARs held by the executive officers that were unexercised at December 31, 1998.

-------------------------- ------------------- -------------- --------------------------------- -------------------------------
                                                                    Number of Securities             Value of unexercised
                                                                   underlying unexercised        In-the-money options/SARs at
                            Shares acquired        Value         options/SARs at FY-end (#)               FY-end ($)
          Name              on exercise (#)    realized ($)      Exercisable/Unexercisable        Exercisable/Unexercisable
          ----              ---------------    ------------      -------------------------       ----------------------------
-------------------------- ------------------- -------------- --------------------------------- -------------------------------
Dr. Mohd Aslami                   ---               ---               420,665/184,911                      (Note 1)
-------------------------- ------------------- -------------- --------------------------------- -------------------------------
Charles De Luca                   ---               ---               235,552/106,324                      (Note 1)
-------------------------- ------------------- -------------- --------------------------------- -------------------------------
Michael J. Beecher                ---               ---                134,248/40,000                      (Note 1)
-------------------------- ------------------- -------------- --------------------------------- -------------------------------
Hans Moeller                      ---               ---                  300,000/0                         (Note 1)
-------------------------- ------------------- -------------- --------------------------------- -------------------------------

  Note 1 - At December 31, 1998 the fair value was less than the exercise price.

COMPENSATION OF DIRECTORS
-------------------------

The Company maintains a compensation plan for outside directors, (directors who are not employees of the Company), wherein each outside director receives an initial award of 10,000 non-qualified stock options and a fee of $10,000 per year, payable quarterly, and $250 for each Board of Directors meeting or Committee of the Board meeting attended. No directors received compensation as a director in 1998.

The Company has a consulting agreement with Mr. Phillips, a director of the Company, wherein Mr. Phillips provides services as a senior financial advisor. Mr. Phillips receives a retainer of $60,000 per year payable in monthly installments of $5,000, based on an hourly rate of $185 per hour. The retainer is adjusted quarterly based on actual hours of service. The agreement is for one year from January 1, 1997 and is automatically renewed for one year periods unless terminated by written notice 90 days prior to the expiration of each renewal period. For the year ended December 31, 1998, Mr. Phillips' fee was $45,860.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
         MANAGEMENT
         ----------

PRINCIPAL SECURITY HOLDERS

The following table sets forth certain information regarding the ownership of the Common Stock as of March 1, 1999, with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Executive Compensation Table,
(iii) each director of the Company and (iv) all the directors and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

          NAME
           AND                                                     SHARES                              %
        ADDRESS(1)                                                  OWNED                            OWNED
        ----------                                                  -----                            -----

Mohd Aslami..........................................             7,760,578     (2), (10)             16.2
Charles De Luca......................................             4,872,101     (3), (10)             10.2
Steven Phillips......................................             1,250,795     (4)                    2.6
Hans F.W. Moeller....................................               388,235     (5)                    0.8
Michael J. Beecher...................................               174,248     (6)                    0.4
Hedayat Amin-Arsala..................................             2,358,424     (7)                    4.9
William T. Hanley....................................                10,000     (8)           less than .1
AMP Incorporated.....................................             9,244,297     (9),(10)              19.4
All directors and executive officers
  as a group (7 persons).............................            16,814,381                            35.1%

------------------------------------
(1) The addresses of the persons and entities named in this table are as follows: Messrs. Aslami, De Luca, Phillips, Moeller, Beecher, Amin-Arsala and Hanley, c/o FiberCore, Inc., P. O. Box 180, 253 Worcester Road, Charlton, MA 01507; AMP Incorporated, 470 Friendship Road, Harrisburg, PA 17105.

(2) Includes 117,482 shares and Warrants to purchase 115,220 shares held by Dr. Aslami's wife, 1,009,188 shares held by Dr. Aslami's children, 1,587,569, 104,296 and 608,914 shares held respectively by the Ariana Trust, Children's Trust, and the Kabul Foundation, trusts of which Dr. Aslami's wife and/or Dr. Aslami are trustees and of which Dr. Aslami's children are beneficiaries, and 284,860 shares held by the Raja Foundation, a trust of which Dr . Aslami's wife and Mr. De Luca's wife are trustees and of which various organizations and family members are beneficiaries. Dr. Aslami disclaims beneficial ownership of all such shares. Also includes 668,076 options and warrants to purchase shares of the Company.

(3) Includes 1,395,096 shares and Warrants to purchase 115,220 shares held by Elizabeth De Luca, Mr. De Luca's wife, 507,715 shares held by Mr. De Luca's children, 458,914 shares held by the Dawn Foundation, a trust of which Mrs. De Luca is trustee and of which Mr. De Luca's children are beneficiaries, and 174,053 shares held by the Raja Foundation, a trust of which Dr. Aslami's wife and Mr. De Luca's wife are trustees and of which various organizations and family members are beneficiaries. Mr. De Luca disclaims beneficial ownership of all shares. Also includes 341,876 options.

(4) Includes 433,392 options and Warrants issued to One Financial Group, Incorporated, a Company controlled by Mr. Phillips and 13,750 Warrants.

(5)      Includes 300,000 options.

(6)      Includes 174,248 options.

(7) Includes 10,499 shares held by Mr. Amin-Arsala's wife, 1,328,393 shares into which the note held by Mr. Amin-Arsala is convertible, Warrants to purchase 249,074 shares and options to acquire 10,000 shares to be issued to Mr. Amin-Arsala for his appointment as a director.

(8) Includes options to acquire 10,000 shares to be issued to Mr. Hanley for his appointment as a director.

(9) Includes 3,419,977 shares into which the AMP Note is convertible at $0.6641 per share and Warrants to purchase 2,765,487 shares.

(10) Under the AMP loan, the Company, Mohd A. Aslami, Charles De Luca, M. Mahmud Awan (a former director) and AMP entered into a Voting Agreement pursuant to which they agreed to vote together to elect a slate of directors to the Board of Directors of the Company.

            (the remainder of this page is intentionally left blank)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

DEALINGS WITH SICO

Since June 1994, FiberCore Jena has leased its office and manufacturing facility in Germany from SICO Quarzschmelze Jena GmbH ("SICO"). The lease term was amended to extend the current lease term to December 31, 2001 at a monthly rent of DM 50,000 (approximately $30,000) with an option to renew the lease for a period up to 25 years.

DEALINGS WITH TECHMAN

Since 1995, the Company has maintained a working relationship with Techman, a technology management company headquartered in Massachusetts since 1982. Dr. M. Mahmud Awan, the President and sole shareholder of Techman, is a former director of the Company. Techman specializes in sales of fiber optic products and telecommunication systems.

On November 1, 1995, the Company entered into an International Distributor Agreement with Techman to market the Company's products worldwide. Techman agreed to receive customary sales commissions in the form of Warrants exercisable into 1,000,000 shares of Common Stock to be issued to Techman for sales of the Company's products up to $200,000,000. Such shares will be issued upon receipt of the proceeds of any such sales. The Agreement may be terminated on 30 days notice and no commissions have been earned by Techman as of December 31, 1998.

Pursuant to the Techman Share Purchase Agreement dated January 11, 1996, Techman purchased 734,260 shares of Common Stock for $1,000,000 (approximately $1.36 per share) and was granted Warrants exercisable into 550,696 shares of Common Stock at $1.63 per share. Additionally, the Company issued an additional 312,061 shares of Common Stock to Techman on (i) the formation of FOI (a joint venture), in which the Company holds a 30% ownership interest, and (ii) the completion of a supply agreement between FOI and the Company. Under the agreement, $500,000 of the $1,000,000 share purchase price was invested by Techman for the Company in FOI as an additional capital contribution. FOI, a company incorporated in Islamabad under the laws of Pakistan, was formed to manufacture optical fiber products in Pakistan. Due to a delay in the construction of the manufacturing plant, in 1997 the supply agreement was canceled and the 312,061 shares were canceled.

In April 1997, the Company borrowed $250,000 from Techman under a note maturing in 2000. The annual interest rate on the note is the prime rate plus 1%, adjustable quarterly and payable quarterly. In conjunction with the note, Techman was granted warrants to purchase 115,220 common shares of the Company at an exercise price of $0.78 per share.

In September 1997, the Company borrowed $150,000 from Techman International Corporation. The note bears interest at prime plus 1% per year and matured on September 17, 1998. In conjunction with the note, Techman was granted warrants to purchase 69,132 common shares of the Company at an exercise price of $0.625 per share. The note was renewed in 1999 and matures on December 31, 1999.

The Company maintained a consulting agreement with Techman under which Techman provided administration, marketing, technical and personnel advisory services to the Company. The agreement has been terminated. For the years ended December 31, 1997 and 1996, Techman was paid $54,000 and $36,000, respectively, for such services.

DEALINGS WITH AMP

In April 1995, the Company issued a note to AMP, Incorporated ("AMP") (the "AMP Note"). The AMP Note is a ten year $5,000,000 convertible note. AMP, a company listed on the New York Stock Exchange, with worldwide sales in excess of $5.7 billion in 1997, is a manufacturer of electrical and optical connection devices, systems and other equipment including fiber optic cable. The AMP Note is collateralized by the Company's patents, patent applications, licenses, rights and royalties arising from such patents. The AMP Note is subject to prepayment on demand in the event the Company is the issuer of securities to be sold by the Company under an effective registration statement. On November 27, 1996 AMP converted $3,000,000 of principal plus $540,985 of accrued interest into 3,058,833 shares of Common Stock of the Company. The remaining outstanding principal plus accrued interest may be converted into Common Stock of the Company at $0.66 per share, until maturity, April 17, 2005.

         In July 1996, AMP entered into a five year supply contract (renewable at AMP's option for an additional five year period) with the Company whereby AMP has undertaken to purchase from the Company at least 50% of AMP's future glass optical fiber needs. Under this contract, the Company sold fiber totaling approximately $1,801,000 and $1,238,000 in 1998 and 1997, respectively, to an AMP cabling contractor in Europe. The Company expects to begin supplying optical fiber to AMP in the United States in 1999. On November 27, 1996, the Company obtained an additional $3,000,000 loan at an interest rate of prime plus 1%, from AMP to facilitate the funding of the expansion of the Jena Facility. In exchange AMP received a 10 year note and common stock purchase warrants exercisable until November 27, 2001. Under the terms of the loan and warrant agreement, on November 27, 1998 the number of warrants was increased to 2,765,487 and the warrant exercise price was adjusted to $0.7232 per share. In connection with the new AMP loan and the expansion of the Jena Facility, the Company was awarded a grant from the German Government of approximately $2,700,000 and received a loan from Berliner Bank of approximately $4,621,000. As part of the new $3,000,000 loan from AMP, Mohd A. Aslami, Charles De Luca, M. Mahmud Awan (a former director of the Company) and AMP entered into a Voting Agreement pursuant to which they agreed to vote together to elect a slate of directors to the Board of Directors of the Company. AMP has waived the implementation of this slate of directors. The Voting Agreement also requires a classified and three year staggered Board of Directors. Such Voting Agreement would remain in effect until the earlier of (i) termination of the new AMP loan agreement, or (ii) an underwritten public offering by the Company which generates at least $5,000,000.

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

         Also, in 1997, the Company borrowed $50,000 from Dr. Aslami. The interest rate is prime plus 1% and the note matured on September 17, 1998. In conjunction with the note the lender was issued warrants to purchase 62,500 common shares of the Company at an exercise price of $0.6875 per share. The note was renewed in 1998.

         In September and November 1997 the Company also borrowed $37,500 under a note with interest at prime plus 1%. The note matures on the earlier of the receipt of proceeds from any new financing received by the Company or September 30, 1998. In conjunction with the notes the lender was granted warrants to purchase 27,500 common shares of the Company at an exercise price of $0.6875 per share. Mr. Steve Phillips, a director of the Company, is a principal of the lender. The note was repaid in 1998.

CONSULTING

         The Company has a consulting agreement with Mr. Phillips, a director of the Company, wherein Mr. Phillips provides services as a senior financial advisor. Mr. Phillips receives a retainer of $60,000 per year payable in monthly installments of $5,000, based on an hourly rate of $185 per hour. The retainer is adjusted quarterly based on actual hours of service. The agreement is for one year from January 1, 1997 and is automatically renewed for one year periods unless terminated by written notice 90 days prior to the expiration of each renewal period. For the year ended December 31, 1998, Mr. Phillips' fee was $45,860.

            (The remainder of the page is intentionally left blank.)

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ---------------------------------------------------
         ON FORM 8-K
         -----------

(A)      1.       FINANCIAL STATEMENTS
                   See Item 8 of this Report

         2.       FINANCIAL STATEMENT SCHEDULES
                   The required disclosures are included in the footnotes to the Financial Statements

         3.       EXHIBITS
                   (+ denotes incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 26, 1997)
                   (x denotes incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 26, 1998)
                   (xx denotes filed herewith)

EXHIBIT
NUMBER
 +2.1         Agreement  and Plan of  Reorganization  dated as of July 18, 1995  between  Venturecap,  Inc. and
              FiberCore Incorporated.
 +2.2         Agreement  of  Merger  dated  as  of  July  18,  1995  between  Venturecap,  Inc.  and  FiberCore
              Incorporated.
 +2.3         Agreement and Plan of Reorganization  dated as of September 18, 1995 between the FiberCore,  Inc.
              Alt Merger Co., and Automated Light Technologies, Inc. ("ALT").
 +2.4         Agreement dated February 13, 1987 between Norscan Instruments Ltd. and ALT.
 +3.1         Certificate of Incorporation of FiberCore, Inc.
 +3.2         By-Laws of FiberCore, Inc.
 +10.1        Loan Agreement dated August 2, 1990 between ALT and Connecticut Innovations, Inc. ("CII").
 +10.2        Promissory Note issued by ALT to CII.
 +10.3        Security Agreement dated as of August 1990 between ALT and CII.
 +10.4        Subordination executed August 2, 1990 between CII, Mohd Aslami, and Charles De Luca.
 +10.5        Collateral Assignment and Security Agreement dated August 2, 1990 between ALT and CII.
 +10.6        Loan  Agreement  dated  December 5, 1990 between ALT and the  Connecticut  Development  Authority
              ("CDA").
 +10.7        Promissory Note dated December 5, 1990 issued by ALT to CDA.
 +10.8        Guaranty dated December 5, 1990 issued to CDA by Mohd Aslami and Charles De Luca.
 +10.9        Collateral Assignment and Security Agreement dated December 5, 1990 between ALT and CDA.
 +10.10       Security Agreement dated as of December 5, 1990 between ALT and CDA.
 +10.11       Subordination dated November 5, 1990 between CDA, Mohd Aslami and Charles De Luca.
 +10.12       Form of Warrant issued by ALT to CDA.
 +10.13       Form of Warrant issued by Agreement between ALT to Connecticut Innovations Incorporated.
 +10.14       Form of Warrant issued by ALT.
 +10.15       Form of FiberCore Incorporated Warrant.
 +10.16       Assignment  dated November 8, 1993 by Gregory Perry to FiberCore  Incorporated of U.S. Patent No.
              4,596,589.
 +10.17       Lease executed January 31, 1994 between Cobra Realty Trust, FiberCore  Incorporated,  Mohd Aslami
              and Charles De Luca.
 +10.18       Agreement dated June 7, 1994 between Sico Quarzschmelze  Jena,
              GmbH  ("Sico")  and  FiberCore  Inc.,  to lease  building  and equipment and to  manufacture  optical fiber and optical fiber preform.
 +10.19       Agreement  dated August 19, 1995  between  Sico and  FiberCore
              Glasfaser  Jena GmbH,  with  supplemental  agreement by Walter
              Nadrag.
 +10.20       Cooperation Agreement dated December 19, 1995 between Sico and FiberCore, Inc.

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

 x10.58       Put Option  Agreement dated November 17, 1997 between  FiberCore,  Inc.,  Federal Power Sdn. Bhd.
              and PNB Equity Resource Corporation Sdn. Bhd.
 x10.59       Note Purchase and Warrant Agreement dated September 17, 1997 between  FiberCore,  Inc. and Income
              Partners LP.
 x10.60       Note  Purchase  and Warrant  Agreement  dated  September  17, 1997  between  FiberCore,  Inc. And
              Techman International Corporation.
 x10.61       Note  Purchase and Warrant  Agreement  dated April 16, 1997 between  FiberCore,  Inc. and Techman
              International Corporation.
 x10.62       Note Purchase and Warrant  Agreement  dated September 17, 1997 between  FiberCore,  Inc. and Mohd
              A. Aslami.
 x10.63       Consulting  Agreement  dated  January  1, 1997  between  One  Financial  Group  Incorporated  and
              FiberCore, Inc.
 +14.0        Copy of patents purchased from Sico.
 x22          List of subsidiaries of FiberCore, Inc.
 xx27         Financial Data Schedule,  which is submitted electronically to
              the  Securities  and  Exchange   Commission  for   information
              purposes only.

(B)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIBERCORE, INC.
                                  (Registrant)

                 By:  /s/  Mohd A. Aslami                       March 26, 1999
                      -------------------------------
                 Dr. Mohd A. Aslami
                 Chairman, Chief Executive Officer
                 and President (Principal Executive Officer)

                 By:  /s/  Michael J. Beecher                   March 26, 1999
                      -------------------------------
                 Michael J. Beecher
                 Chief Financial Officer and Treasurer
                 (Principal Financial Officer and
                 Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Mohd A. Aslami                      Chairman of the Board,                            March 26, 1999
-------------------                      President
Dr. Mohd A. Aslami                       Chief Executive Officer,
                                         Director



/s/  Charles De Luca                     Executive Vice President                          March 26, 1999
--------------------                     Secretary and Director
Charles De Luca

/s/  Steven Phillips
--------------------
Steven Phillips                          Director                                          March 26, 1999