Form 10-Q
period 1999-03-31
FIBERCORE INC
filed 1999-05-14
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                 ---------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _________ to _______

                         Commission file number: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                                87-0445729
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

The number of shares of the Registrant's common stock outstanding as of April 30, 1999 was 36,373,007.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                    PAGE
PART I   FINANCIAL INFORMATION....................................................................................    3

         ITEM 1.  FINANCIAL STATEMENTS............................................................................    3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998.............................................    3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)..........................................    4

                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                  INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998................................    5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)......................................    6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED).....................................................................................    7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................    8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................   11

PART II  OTHER INFORMATION........................................................................................   12

         ITEM 1.  LEGAL PROCEEDINGS...............................................................................   12

         ITEM 2.  CHANGES IN SECURITIES...........................................................................   12

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................   12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................   12

         ITEM 5.  OTHER INFORMATION...............................................................................   12

         ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K..................................................................   12

SIGNATURES        ................................................................................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)                                                            March 31,        December 31,
                                                                                                      1999              1998
                                                                                                   -----------       ------------
                                                                                                   (Unaudited)
                                     ASSETS

Current assets:
         Cash .............................................................................         $     50          $    150
         Accounts receivable - net ........................................................            1,364             1,442
         Notes receivable from joint venture partners .....................................            4,912             4,912
         Inventories ......................................................................            3,857             4,480
         Prepaid and other current assets .................................................               27                13
                                                                                                    --------          --------

                  Total current assets ....................................................           10,210            10,997
                                                                                                    --------          --------

Property and equipment - net ..............................................................            4,609             5,230
                                                                                                    --------          --------

Other assets:
         Restricted cash ..................................................................            2,128             2,310
         Patents - net ....................................................................            5,213             5,375
         Investments in joint ventures ....................................................            1,425             1,425
         Other ............................................................................              426               431
                                                                                                    --------          --------

                  Total other assets ......................................................            9,192             9,541
                                                                                                    --------          --------

                  Total assets ............................................................         $ 24,011          $ 25,768
                                                                                                    ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Notes payable ....................................................................         $  1,382          $  1,665
         Accounts payable .................................................................            1,430             1,724
         Accrued expenses .................................................................            1,324             1,271
                                                                                                    --------          --------
                  Total current liabilities ...............................................            4,136             4,660

Long-term debt ............................................................................            9,957            10,204
                                                                                                    --------          --------
                  Total liabilities .......................................................           14,093            14,864
                                                                                                    --------          --------
Minority interest .........................................................................            3,263             3,263
                                                                                                    --------          --------

Stockholders' equity:
         Preferred stock, $.001 par value, authorized 10,000,000 shares;
           no shares issued and outstanding ...............................................               --                --
         Common stock, $.001 par value, authorized  100,000,000 shares; shares issued and outstanding: 36,015,034 at March 31, 1999 and 35,936,463 at
               December 31, 1998 ..........................................................               36                36
         Paid in capital ..................................................................           23,357            23,337
         Accumulated deficit ..............................................................          (15,847)          (15,192)
         Accumulated other comprehensive income (deficit):
           Foreign currency translation adjustment ........................................             (891)             (540)
                                                                                                    --------          --------
                  Total stockholders' equity ..............................................            6,655             7,641
                                                                                                    --------          --------
                  Total liabilities and stockholders' equity ..............................         $ 24,011          $ 25,768
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

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                 ------------------------------
                                                                                                 1999                      1998
                                                                                                 ----                      ----

Net sales ....................................................................              $      2,655               $      1,563
Cost of sales ................................................................                     2,337                      1,254
                                                                                            ------------               ------------

         Gross profit ........................................................                       318                        309

Operating expenses:
  Selling, general and administrative expenses ...............................                       544                        553
  Research and development ...................................................                       111                        122
                                                                                            ------------               ------------

         Loss from operations ................................................                      (337)                      (366)

Interest income ..............................................................                        84                         54
Interest expense .............................................................                      (221)                      (162)
Foreign exchange loss-net ....................................................                      (197)                      (101)
Other income .................................................................                        16                         58
                                                                                            ------------               ------------

         Net loss ............................................................              $       (655)              $       (517)
                                                                                            ============               ============

Basic and diluted loss per share of common stock .............................              $     (0.018)              $     (0.014)
                                                                                            ============               ============

Weighted average shares outstanding ..........................................                35,991,463                 35,774,822
                                                                                            ============               ============


See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                   -----------------------------
                                                                                                     1999                1998
                                                                                                   --------            --------
Net loss .........................................................................                 $  (655)            $  (517)

Other comprehensive income (loss):
  Foreign currency translation adjustments .......................................                    (351)                 60
                                                                                                   -------             --------
Comprehensive loss ...............................................................                 $(1,006)            $  (457)
                                                                                                   =======             =======









   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands except share data)
                                                                                                         Three Months Ended
                                                                                                               March 31,
                                                                                                      --------------------------
                                                                                                        1999             1998
                                                                                                      --------         ---------
Cash flows from operating activities:
  Net loss ..................................................................................         $  (655)         $  (517)

Adjustments  to reconcile  net loss to net cash  provided by (used in) operating activities:
  Depreciation and amortization .............................................................             494              361
  Other .....................................................................................             182               38
  Changes in assets and liabilities:
    Accounts receivable .....................................................................             (34)             425
    Inventories .............................................................................             276             (344)
    Prepaid and other current assets ........................................................             (15)            (183)
    Accounts payable ........................................................................            (250)            (608)
    Accrued expenses ........................................................................              93              (99)
                                                                                                      -------          -------

      Net cash provided by (used in) operating activities ...................................              91             (927)
                                                                                                      -------          -------

Cash flows from investing activities:
  Purchase of property and equipment ........................................................            (334)            (388)
  Reimbursement from government grant .......................................................             261               --
  Other .....................................................................................              (4)            (151)
                                                                                                      -------          -------
      Net cash used in investing activities .................................................             (77)            (539)
                                                                                                      -------          -------

Cash flows from financing activities:
  Proceeds from sale of common stock ........................................................              20               --
  Repayment of notes-net ....................................................................            (226)             (11)
  Increase in long-term interest payable ....................................................              95              104
                                                                                                      -------          -------
      Net cash provided by (used in) financing activities ...................................            (111)              93
                                                                                                      -------          -------

Effect of foreign exchange rate change on cash ..............................................              (3)             101
                                                                                                      -------          -------

Decrease in cash ............................................................................            (100)          (1,272)
Cash, beginning of period ...................................................................             150            2,128
                                                                                                      -------          -------
Cash, end of period .........................................................................         $    50          $   856
                                                                                                      =======          =======



   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Amounts in thousands except share data)


1.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 1999 and related condensed statements of operations, comprehensive income (loss), and cash flows for the three months ended March 31, 1999 and 1998 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

     The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 1998 included in the Company's Report on Form 10-K.

2.   INVENTORIES

     Inventories consist of the following:

                                                 March 31,    December 31,
                                                   1999           1998
                                                 ---------    ------------

      Raw materials ...........................   $1,388         $1,545
      Work-in-progress ........................    1,063          1,161
      Finished goods ..........................    1,406          1,774
                                                  ------         ------
                                    Total .....   $3,857         $4,480
                                                  ======         ======


3.   ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Sales for the three months ended March 31, 1999 were $1,092,000 higher than sales for the same period in 1998, an increase of 69.9%. This increase was due to an increase in volume shipped of 109% offset by a decrease in average selling prices of 16.7%. The increase in volume was principally due to the addition of new customers. Market prices continued to soften due to an over-supply of products in the industry. The Company anticipates that prices will continue to decline through 1999, but at a slower rate of decline compared to 1998.

     Gross profit for the first three months of 1999 was $318,000 or 12.0% of sales compared to $309,000 or 19.8% of sales for the first three months of 1998. The decrease in the percentage margin was caused primarily by the lower selling prices offset by lower average per unit costs. The lower costs are the result of continuing production process improvements. The Company anticipates that the gross margins will improve as production levels are increased and further cost reductions and process improvements are implemented.

     Selling, general and administrative costs decreased $9,000 or 1.6% in the first quarter of 1999 compared to the first quarter of 1998, while research and development costs decreased $11,000 (9.0%). The decrease in research and development  costs  resulted  from a reduction  in  personnel  at the  Company's headquarters. The Company intends to increase spending on research and development during the remainder of 1999.

     Interest income increased $30,000 or 55.6% during the first quarter of 1999 compared to the same period in 1998. This increase is due to an increase in investment income on the security deposit with the Berliner Bank.

     Interest expense increased by $59,000 (36.4%) in the first quarter of 1999 compared to the same period in 1998. The increase is principally due to the capitalization of interest on the expansion project at the Company's German subsidiary in 1998. The expansion project was completed in 1998 and no interest costs were capitalized in the first quarter of 1999.

     Foreign exchange losses were $197,000 in the first quarter of 1999 compared to $101,000 for the same period in 1998. The loss is principally due to the impact of the decline in the value of the German mark versus the U.S. dollar on the German mark security deposit at the Berliner Bank. Other income decreased by $42,000 (72.4%) in the first quarter of 1999 compared to the first quarter of 1998. This decrease is due to a decrease in research grants and other miscellaneous income items.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company achieved a positive cash flow from operations of $91,000 in the first quarter of 1999 compared to a cash outflow for operations of $927,000 in the first quarter of 1998. This resulted from the loss for the period of $655,000 offset by depreciation and amortization and other charges of $676,000 and changes in other working capital items. Inventories decreased by $276,000 due to the higher level of shipments during the quarter, while accounts payable were reduced by $250,000. Accrued expenses increased by $93,000 principally due to an increase in interest payable.

     The Company invested $334,000 in new equipment during the first quarter of 1999 and received $261,000 in German government grants for investments.

     Notes payable decreased by $226,000 in the first quarter of 1999 due to the repayment of amounts previously drawn on the working capital credit lines at the German subsidiary. The Company anticipates that the use of these credit lines will increase during the balance of 1999 as the Company increases production to meet anticipated increases in sales.

     Long-term interest payable increased $95,000 during the first quarter of 1999, due to the accrual of interest on the AMP loans wherein the interest is payable at maturity of these loans.

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

     The Company is actively engaged, and has substantially completed, reviewing, correcting and testing all of the Year 2000 compliance issues. The Company has modified or replaced substantially all of its internal use software and hardware, where necessary, and installed modified third-party software, where necessary, so that they will function properly, as a system, with respect to dates in the Year 2000 and thereafter.

     The Company presently believes that with the modifications to its third-party software and the replacement of certain internal use software and non-compatible hardware, the Year 2000 issue will not pose significant operational problems for the Company or its customers.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

     The Company does not have significant interface applications with customers, suppliers and others. However, the Company has communicated with all of its significant suppliers and large customers to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's German subsidiary has also communicated with all of its critical suppliers and has received certification from these suppliers that their systems will not cause any disruption to the German subsidiary as a result of the Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

     The Company will utilize both internal and external resources to reprogram, or replace and test its software products to complete the Year 2000 modifications. The Company anticipates completing the Year 2000 project as soon as practical, but not later than June 1999, which is prior to any anticipated impact. The Company incurred approximately $6,000 through March 31, 1999 for Year 2000 modifications to its software and hardware, and expects to incur additional costs of approximately $5,000 in 1999. The requirements for the correction of Year 2000 issues and that date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties. Based upon the current best estimate for remediation of the Year 2000 issues, the Company believes the risk is minimal that the Company will not comply with current commitments and internal processing needs.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

     The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company's principal operating subsidiary, FiberCore Jena, is located in Germany and its functional currency, effective January 1, 1999, is the EURO.

FOREIGN CURRENCY RISK. FiberCore Jena may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the EURO. At March 31, 1999, FiberCore Jena had no outstanding forward exchange contracts.

     At March 31, 1999, the Company had a long-term loan denominated in Deutsche Marks (DM) totaling DM7,700,000. The principal of the loan is due at maturity, September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $29,000 for each of the years 1999 through 2005, and by approximately $22,000 in 2006.

     Substantially all of the Company's sales are through it German subsidiary. Additionally, at March 31, 1999, 39% and 19% of the Company's assets are at its German and Malaysian subsidiaries, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

INTEREST RATE RISK. At March 31, 1999, the Company had short and long term loans with interest rates based on the prime rate and LIBOR which are adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on these loans would have increased or decreased the first quarter 1999 interest expense by approximately $15,000.

                           PART II - OTHER INFORMATION

ITEMS 1 - 5.

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

                                 FiberCore, Inc.

                                   (Registrant)

Date:  May 14, 1999              /s/ Mohd Aslami
                                 -----------------------------------------------
                                 Dr. Mohd A. Aslami
                                 Chairman, President and Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  May 14, 1999              /s/  Michael J. Beecher
                                 -----------------------------------------------
                                 Michael J. Beecher
                                 Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)