Form 10-Q
period 1999-06-30
FIBERCORE INC
filed 1999-08-11
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1999


                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to___________


                         Commission file number: 0-21823


                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)


                 Nevada                                          87-0445729
--------------------------------------------                --------------------
State or other jurisdiction of incorporation                  (I.R.S. Employer
            or organization)                                 Identification No.)


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


Yes     X            No
     -------            -------


The number of shares of the Registrant's common stock outstanding as of July 30, 1999 was 36,373,007.

                        FIBERCORE, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                    Page
                                                                                    ----
PART I   FINANCIAL INFORMATION..................................................      3
         ITEM 1.  FINANCIAL STATEMENTS..........................................      3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998............      3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND
                  1998 (UNAUDITED)..............................................      4

                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                  INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED
                  JUNE 30, 1999 AND 1998........................................      5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                  (UNAUDITED)...................................................      6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)...................................................      7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................      8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...................................................     11

PART II  OTHER INFORMATION                                                           12

         ITEM 1.  LEGAL PROCEEDINGS.............................................     12
         ITEM 2.  CHANGES IN SECURITIES.........................................     12
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................     12
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     12
         ITEM 5.  OTHER INFORMATION.............................................     12
         ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K................................     12


SIGNATURES......................................................................     13


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands except share data)                                                          June 30,       December 31,
                                                                                                   1999              1998
                                                                                                ----------       ------------
                                                                                                (Unaudited)
                                                                ASSETS

Current assets:
         Cash...........................................................................    $     85          $    150
         Accounts receivable - net......................................................       1,499             1,442
         Notes receivable from joint venture partners...................................       4,949             4,912
         Inventories....................................................................       3,812             4,480
         Prepaid and other current assets...............................................          30                13
                                                                                            --------          ---------
                  Total current assets..................................................      10,375            10,997
                                                                                            --------          ---------

Property and equipment - net............................................................       4,558             5,230
                                                                                            --------          ---------
Other assets:
         Restricted cash   .............................................................       2,027             2,310
         Patents - net..................................................................       5,067             5,375
         Investments in joint ventures..................................................       1,425             1,425
         Other..........................................................................         593               431
                                                                                            --------          ---------
                  Total other assets....................................................       9,112             9,541
                                                                                            --------          ---------
                  Total assets..........................................................    $ 24,045          $ 25,768
                                                                                            ========          ========
                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable..................................................................    $  1,957          $  1,665
         Accounts payable...............................................................       1,551             1,724
         Accrued expenses...............................................................       1,303             1,271
                                                                                            --------          ---------
                  Total current liabilities.............................................       4,811             4,660

Long-term liabilities...................................................................       9,876            10,204
                                                                                            --------          ---------
                  Total liabilities.....................................................      14,687            14,864
                                                                                            --------          ---------
Minority interest ......................................................................       3,263             3,263
                                                                                            --------          ---------
Stockholders' equity:
         Preferred stock, $.001 par value, authorized 10,000,000 shares;  no shares
         issued and outstanding.........................................................         ---               ---

         Common stock, $.001 par value, authorized 100,000,000 shares; issued and out-
           standing: 36,373,007 at June 30, 1999 and 35,936,463 at December 31, 1998....          36                36
         Paid in capital................................................................      23,461            23,337
         Accumulated deficit............................................................     (16,566)          (15,192)
         Accumulated other comprehensive income (deficit):
             Accumulated translation adjustment.........................................        (836)             (540)
                                                                                            --------          ---------
                  Total stockholders' equity............................................       6,095             7,641
                                                                                            --------          ---------
                  Total liabilities and stockholders' equity............................    $ 24,045          $ 25,768
                                                                                            ========          ========


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(Dollars in thousands except share data)

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                          ---------------------           --------------------

                                                          1999             1998            1999           1998
                                                          ----             ----            ----           ----


Net sales ......................................    $     2,371     $     1,879     $     5,026     $     3,442
Cost of sales ..................................          1,946           1,608           4,283           2,862
                                                    -----------     -----------     -----------     -----------
         Gross profit ..........................            425             271             743             580

Operating expenses:
  Selling, general and administrative expenses .            637             683           1,181           1,236
  Research and development .....................            178             118             289             240
                                                    -----------     -----------     -----------     -----------
         Loss from operations ..................           (390)           (530)           (727)           (896)

Interest income ................................              1               3              85              57
Interest expense ...............................           (227)           (170)           (448)           (332)
Foreign exchange income (loss) - net ...........           (121)             37            (318)            (64)
Other income - net .............................             18             112              34             170
                                                    -----------     -----------     -----------     -----------

         Net loss ..............................    $      (719)    $      (548)    $    (1,374)    $    (1,065)
                                                    ===========     ===========     ===========     ===========

Basic and diluted loss per share of common stock    $     (0.02)    $     (0.02)    $     (0.04)    $     (0.03)
                                                    ===========     ===========     ===========     ===========
Weighted average shares outstanding ............     36,262,861      35,803,458      36,127,912      35,789,223
                                                    ===========     ===========     ===========     ===========


    See accompanying notes to the condensed consolidated financial statements

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)



(Dollars in thousands except share data)


                                                                       Three Months Ended            Six Months Ended
                                                                              June 30,                   June 30,
                                                                       --------------------      ----------------------

                                                                         1999          1998          1999         1998
                                                                         ----          ----          ----         ----


Net loss .....................................................        $  (719)     $   (548)     $ (1,374)    $ (1,065)

Other comprehensive income (loss):
  Foreign currency translation adjustment.....................             55           (73)         (296)         (13)
                                                                      -------      --------      --------     --------


Comprehensive loss ...........................................        $  (664)     $   (621)     $ (1,670)    $ (1,078)
                                                                      =======      ========      ========     ========














   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Dollars in thousands except share data)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   -----------------------

                                                                                    1999             1998
                                                                                    ----             ----

Cash flows from operating activities:
  Net loss...................................................................   $(1,374)      $   (1,065)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..............................................       958              737
  Other, principally unrealized foreign exchange losses......................       527               34

Changes in assets and liabilities:
  Accounts receivable........................................................      (267)             313
  Inventories................................................................       130             (677)
  Prepaid and other current assets...........................................       (18)             (18)
  Accounts payable...........................................................      (104)            (326)
  Accrued expenses...........................................................        95              137
                                                                                ---------       ----------
     Net cash used in operating activities...................................       (53)            (865)
                                                                                ---------       ----------

Cash flows from investing activities:
  Purchase of property and equipment.........................................      (758)            (740)
  Reimbursement from government grant........................................       248              136
  Other  ....................................................................      (193)            (131)
                                                                                ---------       ----------
     Net cash used in investing activities...................................      (703)            (735)
                                                                                ---------       ----------

Cash flows from financing activities:
  Proceeds from sale of common stock.........................................       124              ---
  Increase in long-term interest payable.....................................       190              208
  Proceeds (repayment) of debt - net.........................................       380               (2)
                                                                                ---------       ----------
     Net cash provided by financing activities...............................       694              206
                                                                                ---------       ----------

Effect of foreign exchange rate change on cash...............................        (3)            (201)
                                                                                ---------       ----------
Decrease in cash.............................................................       (65)          (1,595)
Cash, beginning of period....................................................       150            2,128
                                                                                ---------       ----------
Cash, end of period..........................................................   $    85       $      533
                                                                                =========       ==========



   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(Dollars and Marks in thousands except share data)


1.       BASIS OF PRESENTATION


         The condensed consolidated balance sheet as of June 30, 1999 and the related condensed statements of operations and comprehensive income (loss) for the three and six month periods and statements of cash flows for the six month periods ended June 30, 1999 and 1998 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.


         The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 1998 included in the Company's Report on Form 10-K.


2.       INVENTORIES


         Inventories consist of the following:



                                          June 30, 1999        December 31, 1998
                                          -------------        -----------------

         Raw material                        $  1,287              $  1,545
         Work-in-progress                       1,086                 1,161
         Finished goods                         1,439                 1,774
                                             --------              --------
                                Total        $  3,812              $  4,480
                                             ========              ========


3.       RESTRICTED CASH


         Restricted cash represents the German Mark (DM) 3,850 deposit with the Berliner Bank securing the loan from the Berliner Bank of DM7,700. The deposit is reflected in the financial statements in the U.S. Dollar equivalent using the exchange rates in effect at the balance sheet date. The decrease of $283 in the balance sheet amount from December 31, 1998 to June 30, 1999 is the result of the exchange rate change. The change is accounted for as a foreign exchange loss in the statement of operations.


4.       ACCOUNTING PRONOUNCEMENTS


         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its resulting designation. The Company is evaluating the effect this new standard will have on the Company's financial statements. The Company is required to adopt this standard by January 1, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


         Sales for the three and six month periods ended June 30, 1999 were $2,371,000 and $5,026,000, respectively, compared to sales of $1,879,000 and $3,442,000 for the same periods in 1998. This represents an increase of $492,000 or 26% for the three months and $1,584,000 or 46% for the six months ended June 30, 1999 compared to the same periods in 1998. This increase was due to increases in volume shipped to continuing customers and the addition of new customers in 1999, offset by a decrease in average selling prices in 1999 compared to 1998. Market prices continued to soften during the first six months of 1999 due to an over supply of products in the industry, however, the Company anticipates that prices will begin to stabilize in the second half of 1999 as the excess capacity appears to be dissipating.


         Gross  profit  was  $425,000  (17.9% of sales) and  $743,000  (14.8% of sales) for the three and six month periods ended June 30, 1999, respectively, compared to $271,000 (14.4% of sales) and $580,000 (16.9% of sales) for the same periods of 1998. Although the percentage margin for the six months of 1999 was lower than the comparable period in 1998 due partially to lower average selling prices in 1999 and partially due to an accidental interruption in production in the first quarter of 1999, the margin in the second quarter of 1999 improved from 12% in the first quarter 1999. This improvement was due to lower production costs in the second quarter. The lower costs are the result of continuing production process improvements. The Company anticipates that the gross margins will improve as production levels are increased and further cost reductions and process improvements are implemented.


         Selling, general and administrative costs were $637,000 and $1,181,000 for the three and six month periods ended June 30, 1999, respectively, compared to costs of $683,000 and $1,236,000 for the same periods in 1998. This represents a decrease of $46,000 or 6.7% and $55,000 or 4.5% for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998. This decrease is principally due to reductions in staff at the Company's headquarters.


         Research and development costs were $178,000 and $289,000 for the three and six month periods ended June 30, 1999, respectively, compared to costs of $118,000 and $240,000 for the same periods in 1998. This is an increase of $60,000 (50.8%) and $49,000 (20.4%) for the three and six month periods ended June 30, 1999, respectively, compared to 1998. The increase during the second quarter of 1999 was due to increased spending on technology development and process improvements. The Company intends to continue to increase spending on research and development during the remainder of 1999.


         Interest income increased $28,000 or 49.1% during the first half of 1999 compared to the same period in 1998. This increase is due to an increase in investment income on the security deposit with the Berliner Bank.


         Interest expense increased by $57,000 (33.5%) and $116,000 (34.9%) for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998. The increase is principally due to the capitalization of interest on the expansion project at the Company's German subsidiary in 1998. The expansion project was completed in 1998 and no interest costs were capitalized in the first half of 1999.


         The Company had foreign exchange losses of $121,000 and $318,000 for the three and six month periods ended June 30, 1999, respectively, compared to a gain of $37,000 in the second quarter 1998 and a loss of $64,000 for the first six months of 1998. The loss is principally due to the impact of the decline in the value of the German mark versus the U.S. dollar on the German mark security deposit at the Berliner Bank.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)


Other income decreased by $136,000 (80%) in the first half of 1999 compared to the first half of 1998. This decrease is due to a decrease in research grants and other miscellaneous income items.


LIQUIDITY AND CAPITAL RESOURCES


         Cash used in operations was $53,000 in the first half of 1999, a significant improvement compared to a cash outflow for operations of $865,000 in the first half of 1998. This improvement is primarily due to the higher sales thereby reducing inventory, improved gross margin and higher depreciation and other non-cash charges. More specifically, this resulted from the loss for the period of $1,374,000 offset by depreciation and amortization and other non-cash items of $1,485,000 and changes in other working capital items. Accounts receivable increased $267,000 as a result of the increased sales. Inventories decreased by $130,000 due to the higher level of shipments during the period, while accounts payable were reduced by $104,000. Accrued expenses increased by $95,000 principally due to an increase in interest payable.


         The Company invested $758,000 in new equipment during the first quarter of 1999 and received $248,000 in German government grants for investments.


         Notes payable increased by $380,000 in the first half of 1999 due to the increase in amounts drawn on the working capital credit lines at the German subsidiary. These short term borrowings were required to fund increases in production to achieve the increased sales.


         Long-term interest payable increased $190,000 during the first half of 1999, due to the accrual of interest on the AMP loans wherein the interest is payable at maturity of these loans.


         The Company received $124,000 in proceeds from the issuance of common stock principally from converting certain current liabilities to common shares at the approximate fair market value of the shares.


YEAR 2000 COMPLIANCE


         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and hardware, both administrative and technical ( "embedded" systems such as process control computers ), that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.


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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         With regard to internal use software and hardware for both information technology and non-information technology systems, the Company has reviewed substantially all such systems. The Company has determined that a small amount of older computer equipment must be replaced, but the type and amount are not significant and will be replaced in the ordinary course as systems are upgraded. With regard to third-party software, it has been determined that some software is not compliant and will need to be upgraded as vendors provide Year 2000 compliant versions. New administrative software at the Company's German subsidiary was installed in 1998, and, based on communication with the supplier, this software is Year 2000 compliant. The administrative software at the Company's headquarters requires upgrading and the supplier of this software has advised the Company that they have and are prepared to install Year 2000 compliant upgrades. This upgrade will be completed in August 1999. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, shareholder records, etc. The Company has initiated communications with its vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The Company is in the process of developing contingency plans to reduce the risks of vendors' systems impacting the Company's operations.


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


         The Company will utilize both internal and external resources to reprogram, or replace and test its software products to complete the Year 2000 modifications. The Company anticipates completing the Year 2000 project as soon as practical, but not later than August 31, 1999, which is prior to any anticipated impact. The Company incurred approximately $6,000 through June 30, 1999 for Year 2000 modifications to its software and hardware, and expects to incur additional costs of approximately $3,000 in 1999. The requirements for the correction of Year 2000 issues and that date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Based upon the current best estimate for remediation of the Year 2000 issues, the Company believes the risk is minimal that the Company will not comply with current commitments and internal processing needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK


         The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company's principal operating subsidiary, FiberCore Jena, is located in Germany and its functional currency, effective January 1, 1999, is the EURO.


FOREIGN CURRENCY RISK. FiberCore Jena may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the EURO. At June 30, 1999, FiberCore Jena had no outstanding forward exchange contracts.


         At June 30, 1999, the Company had a long-term loan denominated in Deutsche Marks (DM) totaling DM7,700,000. The principal of the loan is due at maturity, September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $29,000 for each of the years 1999 through 2005, and by approximately $22,000 in 2006.


         Substantially all of the Company's sales are through it German subsidiary. Additionally, at June 30, 1999, 38% and 19% of the Company's assets are at its German and Malaysian subsidiaries, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.


INTEREST RATE RISK. At June 30, 1999, the Company had short and long term loans with interest rates based on the prime rate and LIBOR which are adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on these loans would have increased or decreased the first quarter 1999 interest expense by approximately $30,000.

                           PART II - OTHER INFORMATION


ITEMS 1 - 3

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         At the Company's Annual Meeting of Shareholders ("Annual Meeting"), held on June 29, 1999, 29,613,925 shares of Common Stock were represented, in person or by proxy, constituting a quorum, of the total of 36,373,007 shares of Common Stock outstanding and entitled to vote at the Annual Meeting.


         At the Annual Meeting, the directors nominated were elected by the following votes:

                                      Number of Shares          Number of Shares
                                         Voted For                  Withheld
                                      ----------------          ----------------


         William T. Hanley              29,513,502                  100,423
         Javad K. Hassan                26,454,669                3,159,256
         Hedayat Amin-Arsala            29,513,502                  100,423
         Steven Phillips                29,513,502                  100,423


         No director received fewer than 26,454,669 votes or 72.7% of the outstanding Common Stock. There were no broker non-votes on this proposal.


         At the Annual Meeting, the selection of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company for the fiscal year ending December 31, 1999, was ratified by a vote of 29,499,456 shares (81.1% of the outstanding Common Stock). Holders of 26,075 shares voted against the proposal and holders of 88,394 shares abstained. There were no broker non-votes on this proposal.


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





                                 FiberCore, Inc.
                                 -----------------
                                   (Registrant)


Date:  August 3, 1999   /s/ Mohd Aslami
                        --------------------------------------------------------
                                 Dr. Mohd A. Aslami
                                 Chairman, President and Chief Executive Officer
                                   (Duly Authorized Officer)





Date:  August 3, 1999   /s/ Michael J. Beecher
                        --------------------------------------------------------
                                 Michael J. Beecher
                                 Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)