Form 10-Q
period 1999-09-30
FIBERCORE INC
filed 1999-11-12
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from___________to__________

                         Commission file number: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                           87-0445729
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                        253 Worcester Road, P.O. Box 180
                               Charlton, MA 01507
              -----------------------------------------------------
              (Address and Zip Code of principal executive offices)


                                 (508) 248-3900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      --------

The number of shares of the Registrant's common stock outstanding as of October 31, 1999 was 37,373,007.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                               Page
                                                                                                                               ----

PART I   FINANCIAL INFORMATION.............................................................................................      3

                  ITEM 1.  FINANCIAL STATEMENTS............................................................................      3

                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    AT SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998................................      3

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                                    1998 (UNAUDITED).......................................................................      4

                                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                                    INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999 AND 1998............................................................      5

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    (UNAUDITED)............................................................................      6

                                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)............................................................................      7

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................      8

                  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK.....................................................................................     11

PART II  OTHER INFORMATION.................................................................................................     12

                  ITEM 1.  LEGAL PROCEEDINGS...............................................................................     12
                  ITEM 2.  CHANGES IN SECURITIES...........................................................................     12
                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................     12
                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................     12
                  ITEM 5.  OTHER INFORMATION...............................................................................     12
                  ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K..................................................................     12


SIGNATURES.................................................................................................................     13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)                                                             September 30,     December 31,
                                                                                                          1999            1998
                                                                                                     -------------     ------------
                                                                                                      (Unaudited)
                                     ASSETS
Current assets:
         Cash....................................................................................    $       574       $       150
         Accounts receivable - net...............................................................          1,845             1,442
         Notes receivable from joint venture partners............................................          4,949             4,912
         Inventories.............................................................................          3,911             4,480
         Prepaid and other current assets........................................................             30                13
                                                                                                       ---------         ---------
                  Total current assets...........................................................         11,309            10,997
                                                                                                       ---------         ---------

Property and equipment - net.....................................................................          4,456             5,230
                                                                                                       ---------        ----------

Other assets:
         Restricted cash   ......................................................................          2,095             2,310
         Patents - net...........................................................................          4,945             5,375
         Investments in joint ventures...........................................................          1,425             1,425
         Other...................................................................................            506               431
                                                                                                       ---------         ---------
                  Total other assets.............................................................          8,971             9,541
                                                                                                       ---------         ---------
                  Total assets...................................................................     $   24,736         $  25,768
                                                                                                       =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable...........................................................................     $    2,572          $  1,665
         Accounts payable........................................................................          1,522             1,724
         Accrued expenses........................................................................          1,386             1,271
                                                                                                       ---------         ---------
                  Total current liabilities......................................................          5,480             4,660

Long-term liabilities............................................................................         10,134            10,204
                                                                                                       ---------         ---------
                  Total liabilities..............................................................         15,614            14,864
                                                                                                       ---------         ---------
Minority interest ...............................................................................          3,263             3,263
                                                                                                       ---------         ---------
Stockholders' equity:
         Preferred stock, $.001 par value, authorized 10,000,000 shares;  no shares
         issued and outstanding..................................................................            ---               ---

         Common stock, $.001 par value, authorized 100,000,000 shares; issued and out-
         standing: 37,373,007 at September 30, 1999 and 35,936,463 at December 31, 1998..........             37                36
         Paid in capital.........................................................................         23,710            23,337
         Accumulated deficit.....................................................................        (17,155)          (15,192)
         Accumulated other comprehensive income (deficit):
             Accumulated translation adjustment..................................................           (733)             (540)
                  Total stockholders' equity.....................................................          5,859             7,641
                                                                                                       ---------         ---------
                  Total liabilities and stockholders' equity.....................................     $   24,736       $    25,768
                                                                                                      ==========       ===========

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                                          Three Months Ended                 Nine Months Ended
                                                                             September 30,                      September 30,
                                                                             -------------                      -------------
                                                                          1999            1998               1999           1998
                                                                          ----            ----               ----           ----
Net sales.....................................................       $       2,824   $        2,301    $        7,850  $      5,743
Cost of sales.................................................               2,563            1,949             6,846         4,690
                                                                     -------------   --------------     -------------  ------------

         Gross profit.........................................                 261              352             1,004         1,053

Operating expenses:
  Selling, general and administrative expenses................                 580              885             1,761         2,121
  Research and development....................................                 125              114               414           354
                                                                     -------------   --------------     -------------  ------------

         Loss from operations.................................                (444)            (647)           (1,171)       (1,422)

Interest income...............................................                  --                2                85            59
Interest expense..............................................                (233)            (241)             (681)         (573)
Foreign exchange income (loss) - net..........................                 (30)             195              (348)          131
Other income - net............................................                 118               11               152            60
                                                                     -------------   --------------     -------------  ------------

         Net loss.............................................      $         (589)  $         (680)   $       (1,963) $     (1,745)
                                                                    ==============   ==============    ==============  ============

Basic and diluted loss per share of common stock..............      $        (0.02)  $        (0.02)   $        (0.05) $      (0.05)
                                                                    ==============   ==============    ==============  ============

Weighted average shares outstanding...........................          36,709,964       35,817,785        36,324,061    35,798,803
                                                                    ==============   ==============    ==============  ============

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



(Dollars in thousands except share data)

                                                                          Three Months Ended                 Nine Months Ended
                                                                             September 30,                      September 30,
                                                                             -------------                      -------------
                                                                          1999            1998               1999           1998
                                                                          ----            ----               ----           ----
Net loss .....................................................      $         (589)  $         (680)   $       (1,963) $     (1,745)

Other comprehensive income (loss):
  Foreign currency translation adjustment.....................                 103              277              (193)         264
                                                                     -------------   --------------     -------------  ------------


Comprehensive loss                                                  $         (486)  $         (403)   $       (2,156) $     (1,481)
                                                                    ==============   ==============    ==============  ============


















   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands except share data)
                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                         -------------
                                                                                                     1999              1998
                                                                                                     ----              ----
Cash flows from operating activities:
  Net loss..............................................................................          $   (1,963)      $   (1,745)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.........................................................               1,342            1,189
  Other, principally unrealized foreign exchange losses.................................                 435               23

Changes in assets and liabilities:
  Accounts receivable...................................................................                (572)             211
  Inventories...........................................................................                 159           (1,277)
  Prepaid and other current assets......................................................                 (18)              85
  Accounts payable......................................................................                (150)             (28)
  Accrued expenses......................................................................                 163              147
                                                                                                  -----------      ----------
     Net cash used in operating activities..............................................                (604)          (1,395)
                                                                                                  -----------      ----------

Cash flows from investing activities:
  Purchase of property and equipment....................................................                (965)            (968)
  Reimbursement from government grant...................................................                 511              338
  Other  ...............................................................................                (153)            (196)
                                                                                                  -----------      ----------
     Net cash used in investing activities..............................................                 (607)           (826)
                                                                                                  -----------      ----------

Cash flows from financing activities:
  Proceeds from sale of common stock....................................................                  374              --
  Increase in long-term interest payable................................................                  289             314
  Proceeds (repayment) of debt - net....................................................                  974             281
                                                                                                  -----------      ----------
     Net cash provided by financing activities..........................................                1,637             595
                                                                                                  -----------      ----------

Effect of foreign exchange rate change on cash..........................................                   (2)           (184)
                                                                                                  -----------      ----------

Increase (decrease) in cash.............................................................                  424         ( 1,810)
Cash, beginning of period...............................................................                  150           2,128
                                                                                                  -----------      ----------
Cash, end of period.....................................................................          $       574      $      318
                                                                                                  ===========      ==========

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and Marks in thousands except share data)

1.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of September 30, 1999 and the related condensed statements of operations and comprehensive income (loss) for the three and nine month periods and statements of cash flows for the nine month periods ended September 30, 1999 and 1998 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

         The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 1998 included in the Company's Report on Form 10-K.

2.       INVENTORIES

         Inventories consist of the following:


                                                           September 30, 1999   December 31, 1998
                                                           ------------------   -----------------

         Raw material                                           $  1,637             $  1,545
         Work-in-progress                                          1,043                1,161
         Finished goods                                            1,231                1,774
                                                                   -----                -----

                                    Total                       $  3,911             $  4,480
                                                                   =====                =====

3.       RESTRICTED CASH

         Restricted cash represents the German Mark (DM) 3,850 deposit with the Berliner Bank securing the loan from the Berliner Bank of DM7,700. The deposit is reflected in the financial statements in the U.S. Dollar equivalent using the exchange rates in effect at the balance sheet date. The decrease of $215 in the balance sheet amount from December 31, 1998 to September 30, 1999 is the result of the exchange rate change. The change is accounted for as an unrealized foreign exchange loss in the statement of operations.

4.       ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its resulting designation. The Company is evaluating the effect this new standard will have on the Company's financial statements. The Company is required to adopt this standard, as amended, by January 1, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

         Sales for the three and nine month periods ended September 30, 1999 were $2,824,000 and $7,850,000, respectively, compared to sales of $2,301,000 and $5,743,000 for the same periods in 1998. This represents an increase of $523,000 or 22.7% for the three months and $2,107,000 or 36.7% for the nine months ended September 30, 1999 compared to the same periods in 1998. This increase was due to increases in volume of approximately 67% shipped to new and continuing customers. During the third quarter 1999, the Company began shipping significant quantities to new customers outside Western Europe, principally to North America. The increase in sales due to higher volumes was partially offset by a decrease in average selling prices of approximately 20% in 1999 compared to 1998. Market prices continued to soften during the first nine months of 1999 due to an over supply of products in the industry, however, the prices have begun to stabilize as the excess capacity appears to be dissipating.

         Gross  profit was  $261,000  (9.2% of sales) and  $1,004,000  (12.8% of sales) for the three and nine month periods ended September 30, 1999, respectively, compared to $352,000 (15.3% of sales) and $1,053,000 (18.3% of sales) for the same periods of 1998. The percentage margin for the nine months of 1999 was lower than the comparable period in 1998 due principally to lower average selling prices in 1999 and partially due to an accidental interruption in production in the first quarter of 1999. The margin in the third quarter of 1999 was further impacted by higher costs for delivery of product to customers outside of Western Europe. The Company anticipates that the gross margins will improve as production levels are increased and further cost reductions and process improvements are implemented.

         Selling, general and administrative costs were $580,000 and $1,761,000 for the three and nine month periods ended September 30, 1999, respectively, compared to costs of $885,000 and $2,121,000 for the same periods in 1998. This represents a decrease of $305,000 or 34.5% and $360,000 or 17.0% for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. This decrease is principally due to reductions in staff and lower professional fees at the Company's headquarters and reductions in administrative costs at the Company's ALT subsidiary .

         Research and development costs were $125,000 and $414,000 for the three and nine month periods ended September 30, 1999, respectively, representing 4.4% and 5.5% of sales, respectively, compared to costs of $114,000 and $354,000 for the same periods in 1998.. This is an increase of $11,000 (9.6%) and $60,000 (16.9%) for the three and nine month periods ended September 30, 1999, respectively, compared to 1998. The increase during the nine months of 1999 was due to increased spending on a new technology development project and other process improvements. The Company intends to continue to increase spending on research and development during the remainder of 1999.

         Interest income increased $26,000 or 44.1% during the first nine months of 1999 compared to the same period in 1998. This increase is due to an increase in investment income on the security deposit with the Berliner Bank.

         Interest expense increased by $108,000 (18.8%) for the nine months ended September 30, 1999, compared to the same period in 1998. In 1998 the Company capitalized certain interest costs on the expansion project at the Company's German subsidiary and therefore interest charged to income in 1998 was lower than 1999.. The expansion project was completed in 1998 and no interest costs were capitalized in 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company had foreign exchange losses of $30,000 and $348,000 for the three and nine month periods ended September 30, 1999, respectively, compared to a gain of $195,000 in the third quarter 1998 and a gain of $131,000 for the first nine months of 1998. The loss is principally due to the impact of the decline in the value of the German mark versus the U.S. dollar on the German mark security deposit at the Berliner Bank.

         Other income increased by $92,000 (153%) in the first nine months of 1999 compared to the first nine months of 1998. This increase is due to an increase in research grants and other miscellaneous income items.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operations was $604,000 in the first nine months of 1999, a significant improvement compared to a cash outflow for operations of $1,395,000 in the first nine months of 1998. This improvement is primarily due to the higher volume of sales, reductions of inventory, and higher depreciation and other non-cash charges. More specifically, this resulted from the loss for the period of $1,963,000 offset by depreciation and amortization and other non-cash items of $1,777,000 and changes in other working capital items.
Accounts receivable increased $572,000 as a result of the increased sales. Inventories decreased by $159,000 due to the higher level of shipments during the period, while accounts payable were reduced by $150,000. Accrued expenses increased by $163,000 principally due to an increase in interest payable.

         The Company invested $965,000 in new equipment during the first nine months of 1999 and received $511,000 in German government grants for investments. Other assets increased by $153,000 in the nine months of 1999, principally due to investments in patents and an increase in other deferred costs.

         Notes payable increased by $974,000 in the first nine months of 1999 due principally to the increase in amounts drawn on the working capital credit lines at the German subsidiary. These short term borrowings were required to fund increases in production to achieve the increased sales.

         Long-term interest payable increased $289,000 during the first nine months of 1999, due to the accrual of interest on the AMP Incorporated loans wherein the interest is payable at maturity of these loans. AMP Incorporated was recently acquired by Tyco International Ltd.

         The Company received $374,000 in proceeds from the issuance of common stock, principally from the private sales of shares and from converting certain current liabilities to common shares at the approximate fair market value of the shares.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and hardware, both administrative and technical ("embedded" systems such as process control computers), that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.

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

         With regard to internal use software and hardware for both information technology and non-information technology systems, the Company has reviewed substantially all such systems. The Company has determined that a small amount of older computer equipment must be replaced, but the type and amount are not significant and will be replaced in the ordinary course as systems are upgraded. With regard to third-party software, it has been determined that some software is not compliant and will need to be upgraded as vendors provide Year 2000 compliant versions. New administrative software at the Company's German subsidiary was installed in 1998, and, based on communication with the supplier, this software is Year 2000 compliant. The administrative software at the
Company's headquarters was upgraded in August 1999 and the supplier of this software has advised the Company that this upgrade is Year 2000 compliant. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, shareholder records, etc. The Company has initiated communications with its vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The Company is in the process of developing contingency plans to reduce the risks of vendors' systems impacting the Company's operations.

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

         The Company will utilize both internal and external resources to reprogram, or replace and test its software products to complete the Year 2000 modifications. The Company has substantially completed the Year 2000 project and does not anticipate any significant impact on its operations as a result of the Year 2000 issue. The Company incurred costs of approximately $9,000 through September 30, 1999 for Year 2000 modifications to its software and hardware.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company's principal operating subsidiary, FiberCore Jena, is located in Germany and its functional currency, effective January 1, 1999, is the EURO.

FOREIGN CURRENCY RISK. FiberCore Jena may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the EURO. At September 30, 1999, FiberCore Jena had no outstanding forward exchange contracts.

         At September 30, 1999, the Company had a long-term loan denominated in Deutsche Marks (DM) totaling DM7,700,000. The principal of the loan is due at maturity, September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $26,000 for each of the years 1999 through 2005, and by approximately $20,000 in 2006.

         Substantially all of the Company's sales are through it German subsidiary. Additionally, at September 30, 1999, 40% and 18% of the Company's assets are at its German and Malaysian subsidiaries, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

INTEREST RATE RISK. At September 30, 1999, the Company had short and long term loans with interest rates based on the prime rate and LIBOR which are adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on these loans would have increased or decreased interest expense for the first nine months of 1999 by approximately $48,000.

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





                                         FiberCore, Inc.
                                         ---------------
                                         (Registrant)


Date:  November 12, 1999                 /s/ Mohd Aslami
                                         -----------------------------
                                         Dr. Mohd A. Aslami
                                         Chairman, President and Chief
                                           Executive Officer
                                           (Duly Authorized Officer)





Date:  November 12, 1999                 /s/ Michael J. Beecher
                                         -----------------------------
                                         Michael J. Beecher
                                         Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)