Form 10-K
period 1999-12-31
FIBERCORE INC
filed 2000-03-30
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         COMMISSION FILE NUMBER: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                           87-0445729
----------------------------------------                        ----------
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

                         Yes    X              No
                            ---------            ---------
and

(2) has been subject to such filing requirements for the past 90 days.

                          Yes   X              No
                            ---------            ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2000: $227,559,969.

Number of shares outstanding as of March 1, 2000:  41,932,472.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None

                                 FIBERCORE, INC.
                                TABLE OF CONTENTS

                                                                                                                        Page
PART I.............................................................................................................       3
         ITEM 1.           BUSINESS................................................................................       3
         ITEM 2.           PROPERTIES..............................................................................      14
         ITEM 3.           LEGAL PROCEEDINGS.......................................................................      14
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS.................................................................................      15

PART II  ..........................................................................................................      16
         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS.............................................................      16
         ITEM 6.           SELECTED FINANCIAL DATA.................................................................      17
         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS.....................................................      18
         ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK.......................................................................      25
         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................      26
         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................      49

PART III ..........................................................................................................      50
         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT..............................................................................      50
         ITEM 11.          EXECUTIVE COMPENSATION..................................................................      52
         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT..........................................................................      55
         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................      57

PART IV  ..........................................................................................................      58
         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K.............................................................................      58

SIGNATURES.........................................................................................................      61

                                     PART I
                                     ------

ITEM 1.      BUSINESS

GENERAL

         FiberCore, Inc. ("FiberCore" or the "Company") is engaged in the business of developing, manufacturing, and marketing single-mode and multi-mode optical fiber and optical fiber preforms for the telecommunications and data communications industry. Preforms are the basic component from which optical fiber is drawn and subsequently cabled. The Company has developed a patented preform production process which management believes to be competitive with other existing production methods in use. The Company's principal operating unit is FiberCore Jena GmbH ("FCJ"), the Company's wholly-owned subsidiary in Germany.

         On September 18, 1995, the Company acquired Automated Light Technologies, Inc. ("ALT"). ALT, a Delaware corporation organized in 1986, manufactures equipment that monitors and identifies faults in fiber optic cables, cable protection devices, and electro-optical talk sets. The Company has focused its resources on developing its optical fiber and preform business and, therefore, has not been actively developing the ALT business. The Company, however, intends to devote resources and efforts to the ALT products as resources become available.

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

         The Company granted FCA a license to use the Company's technology for its 51% ownership, while FDP and PERC contributed cash and notes for their respective ownership interest. Due principally to the economic and currency crisis experienced in the Asian/Pacific region, the debt financing necessary to construct the manufacturing facility has not, as yet, been obtained. The Company and the other partners in FCA are continuing to seek financing and additional equity for FCA. The products of FCA will be marketed principally in the Pacific Rim.

         The following is an organizational chart depicting the Company's principal subsidiaries and ownership percentage.

                                                        FIBERCORE, INC.
                                                      CORPORATE STRUCTURE
                                                          Headquarters
                                                             ( USA)
-------------------------------------------------------------------------------------------------------------------------------
FiberCore Asia     FOI (Pvt.) Ltd.      FiberCore Jena GmbH       InfoGlass, Inc.      FiberCore MidEast Ltd.       ALT, Inc.
  Sdn. Bhd.          (Pakistan)             (Germany)                ( USA )                  (Asia)                   (USA)
 (Malaysia)          30% Owned             100% Owned               100% Owned               100% Owned             100% owned
51% Owned            (inactive)                                      (inactive)     Middle East Fiber Cables Co.
                                                                                            15% Owned by
                 .                                                                     FiberCore MidEast Ltd.

           Substantially all of the Company's sales are from optical fiber and optical fiber preforms. ALT accounted for less than 5% of sales in each of the last three years.

RECENT DEVELOPMENTS

         In January 1998, Corning Incorporated filed suit against the Company claiming the Company's phosphorus containing fiber violated a Corning patent. During 1998 the suit was settled by the Company agreeing not to solicit, market or sell phosphorus containing multimode fiber in the United States until the Corning patent expired in July 1999. The Company also agreed to conduct an arbitration to determine whether the Company's singlemode fiber violates the Corning patent. In March 1999, the arbitrator issued an opinion concluding that FiberCore's singlemode fiber does not violate the Corning patent. Prior to July 1999, the Company had not sold any material quantities of fiber in the United States.

         In July 1996, Tyco Electronics Corp. ("Tyco"), (formerly AMP, Incorporated), entered into a supply contract which ends on December 31, 2000 (renewable at Tyco's option for an additional five year period) with the Company whereby Tyco has undertaken to purchase from the Company at least 50% of Tyco's future glass optical fiber needs.

         In 1995, the Company, through its subsidiary, FiberCore MidEast Ltd. ("FME"), entered into a joint venture agreement (the "MidEast JV Agreement") with Middle East Fiber Optic Manufacturing Company Limited ("MEOFC"), a Saudi Arabian company, and John Royle and Sons, Inc. ("Royle"), a manufacturer of cable manufacturing systems. Pursuant to the agreement, the parties jointly own Middle East Fiber Cables Co., ("MEFC"), a Saudi Arabian joint venture company. MEFC manufactures and sells optical fiber and optical fiber cable both inside and outside of Saudi Arabia. The Company has a 15% interest in MEFC. MEFC began operations in 1998 and had sales of approximately U.S.$6,587,000 and U.S.$489,000 for the years ended December 31, 1999 and 1998, respectively. MEFC reported income from operations of approximately U.S.$433,000 for the year ended December 31, 1999.

         On July 31, 1996, the Company borrowed $500,000 under two loan agreements with the spouses of the Chairman and Chief Executive Officer and the Executive Vice President of the Company. The loans are in the amount of $250,000 each, and bear interest at the prime rate plus one percent (currently 9.25%). The loans were renewed in 1999 and in conjunction with the renewal the new loans were convertible into common shares of the Company at $0.26 per share which was the closing trading price on the renewal date. Also, each lender received warrants to purchase 323,082 common shares at a price of $0.26 per share. The Warrants expire on October 1, 2004. In December 1999, the loans were converted into common shares of the Company.

         In 1998, the expansion of the Jena facility was completed, more than doubling the production capacity of that plant. The expansion was funded by German government grants and loans. The Company anticipates that it will outgrow the current leased facility and therefore is planning to construct a new manufacturing facility in the Jena area. The Company expects to finance this new facility under similar financing arrangements to the earlier expansion, utilizing German Government grants and guaranteed loans and equity. In addition, due to the increased demand for the Company's products and the rapid growth in the industry in general, the Company is planning to add capacity through joint ventures such as FCA, and through acquisitions.

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

         There are two basic types of communication optical fibers: multimode fiber and singlemode fiber. Multi-mode fiber has a larger core (the area where the light travels) than singlemode fiber, carries less bandwidth and is more expensive. It is generally used over relatively short distances in wiring buildings and groups of buildings. The electronics and the connectors required to work with multi-mode fiber are less costly than the electronics required for single-mode fiber. For example, the light source for multi-mode fiber can be light emitting diodes, while single-mode fiber requires laser light sources. Single-mode fiber is used in long-distance trunk lines (cables between cities) and fiber-to-the-curb (cable from a central office to the curb in front of an office building or home).

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

         Specifically, the Company's process places a high-purity "core" glass rod inside a high-purity glass tube or "clad", which has a lower refractive index than the core, and collapses the tube over the rod to form an intermediate preform. The Company purchases the glass tubes and manufactures the "core" glass inside of the purchased glass tube. The composite material is subsequently converted to a glass rod referred to as an intermediate preform or core rod. Such intermediate preform can also be manufactured by any of the other existing processes. This intermediate preform is placed inside another purchased tube and collapsed together to form a final preform, which has the proper ratio of core-to-outside-diameter-glass. The preform is then drawn into finished fiber by placing it inside a "draw furnace", heated to approximately 2000 degrees Celsius, and "stretched" into tens of thousands of meters of hair-thin, flexible glass fiber. The Company believes that its patented process offers manufacturing-cost and capital-investment advantages over the processes currently in use by competitors for the manufacture of optical fiber, because
(i) the machine time necessary to produce a given size preform is significantly less, thereby allowing the Company to produce more preforms in the same time period; and (ii) the Company purchases the tube while manufacturing a much smaller portion of the clad and all of the core which accounts for approximately 5% of the preform, while the OVD process, for example, manufactures 100% of the preform, requiring substantially more capital investment.

         Prior to its acquisition by the Company, the Jena Facility was manufacturing multi-mode fiber and preform for the Eastern European market.
Management believes the time and cost required to achieve manufacturing efficiencies at the Jena Facility were minimized as a result of management's knowledge and experience in fiber production and machine design.



--------
1 Doping means adding other glass materials, such as germanium dioxide to the silica glass.

ALT PRODUCTS

         The Company's ALT subsidiary has four principal products, all of which are manufactured through subcontractors, with final assembly and testing done at the Company's Charlton, Massachusetts facility.

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

         The Company has focused its resources on developing its optical fiber and preform business and, therefore, has not been actively developing the ALT business. Accordingly the activities of ALT have been limited. The Company, however, intends to devote resources and efforts to the ALT products as resources become available.

RESEARCH AND DEVELOPMENT

         In 1998, the Company filed two patents for a production process that the Company believes when implemented will substantially reduce the Company's manufacturing cost of optical fiber and preforms. In mid-1999, the Company installed a pilot machine using this new process in Jena. The preliminary results of this process are very positive and the Company is planning to expand its production capacity using this process in 2000.

         The Company conducts research and development ("R&D") activities at its Jena Facility and Charlton, Massachusetts offices. The Company's research and development activities consist primarily of optical fiber manufacturing process improvements and optical fiber product development.

In addition, the Company is conducting R&D activities in developing the following new products:

         a. Fiber Laser: Fiber Lasers are used in laser projection applications, including laser television ("TV") which are expected to be more cost effective than flat panel TV's. Fiber lasers can also be used in heavy-duty commercial laser printers.

         b. Laser Power Transmitting Fibers ("LPTF), for high power transmission to be used in conjunction with various type of lasers. Fiber Laser together with LPTF is expected to replace gas lasers in certain applications such as laser welding, laser cutting, and laser surgery.

         c. Bragg Grading Fiber ("BGF") can also create band-path that, like filters, will work in the dense wavelength division multiplexing ("DWDM") applications.

         These R&D programs are partially funded by the German Government, and certain research institutes in Germany, as well as a certain large industrial organization in Germany. Currently these sources are providing approximately $90,000 in funds for the programs. Once fully developed, the Company intends to commercialize these products.

         The Company's R&D expenditures have increased by approximately 52% during 1999 from the prior year. Such expenditures amounted to $722,000, $475,000 and $434,000 for the fiscal years ended December 31, 1999, 1998, and 1997, respectively. The principal purpose of the research activity is to implement new technology, improve the production process for the manufacturing of fiber preforms with concentration on reducing production time, and reducing raw material consumption per unit of product.

         Eight of the Company's employees devote substantially all of their time to research and development. In addition, the Company has contracts with several individuals who are involved in process development projects.

SALES AND MARKETING

         To capitalize on the growth in fiber demand, the Company's sales and marketing objective is to increase market penetration by developing long-term, strategic relationship supply contracts for both preform and fiber products as rapidly as practical; expanding the Company's global sales and marketing programs; and emphasizing the performance and cost advantages of the Company's patented technology for its key customers. The Company plans to sell products in areas where it can reasonably expect to avoid direct competition from major suppliers of fiber, such as Lucent Technologies and Corning, and secure its customer base through strategic alliances. Consistent with this strategy, initial marketing efforts for singlemode fiber and preform have been focused on establishing strategic alliances in developing countries where management believes the demand is growing more rapidly than in Europe and the Americas. Multimode fiber is marketed in Europe and the Americas where management believes market opportunities are the greatest for this product. In July 1999, the Company began selling into the North American market and anticipates that sales growth in this region will be more rapid than in Europe.

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

CUSTOMERS REPRESENTING OVER 10% OF SALES

         The following table is based on the total sales of the Company for all periods presented.

                                               % OF SALES

                 1999
                   Customer A                       24%
                   Customer B                       21%
                   Customer C                       10%
                   Customer D                       10%
                   Customer E                   Less than 10%
                 1998
                   Customer A                       23%
                   Customer B                       22%
                   Customer C                       13%
                   Customer D                  Less than 10%
                   Customer E                       10%

                   Customer A                        42%
                   Customer B                        17%
                   Customer C                   Less than 10%
                   Customer D                   Less than 10%
                   Customer E                   Less than 10%

         The Company believes that only the loss of Customers A and B would have a material adverse effect on the Company.

BACKLOG, SALES AND ADVERTISING

         At December 31, 1999, the Company had a backlog of orders approximating $12.8 million ($3.9 million at December 31, 1998). This represents a 228% increase over the backlog in the previous year. During 1999, four of the Company's employees were engaged in sales activities, and the Company utilized manufacturers' sales representatives in certain geographic markets. In 1999, the Company employed two additional full time sales people for the European market. Also in 1999, the Company expanded its independent sales representative organization to provide broader representation primarily in the Pacific Rim. Assisted by local representatives, management intends to establish potential relationships with key managers of local cable and telephone companies. In addition, other management executives are engaged in negotiating long-term supply agreements with current and potential customers.

         Due to the nature of the industry, the Company does not currently engage in extensive advertising. The Company promotes its products principally through direct mailings and visits to potential customers, distribution of product brochures through sales representatives and exhibiting at industry trade shows. The Company also maintains product information on its web-site, and plans to expand such activities in the future.

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

FIBER PREFORM

         Management believes that there is limited competition in the sale of preforms to cable manufacturers who draw their own fiber. Such competition, however, is expected to grow. At present, the competition for singlemode preforms on a worldwide basis is limited to two United States manufacturers, SpecTran and Alcatel. SpecTran's product sales are for unique fiber applications, and Alcatel is directly marketing singlemode preforms. Additionally, Lycom, Alcatel and Nokia, in Europe, Shin-Etsu from

Japan and DaeWoo from Korea have begun marketing singlemode preforms.

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

FIBER

         The competition in multimode fiber products is limited to a few manufacturers in North America and Europe. They include Corning Incorporated, Lucent Technologies, Alcatel, SpecTran and Plasma Optical Fiber. Management believes that Corning, Lucent Technologies, and Alcatel generally supply the bulk of their production to their own cablers or joint venture partners. Therefore, in the U.S., multimode fiber will be the primary product due to the Company's unique technological and cost advantage, coupled with the fact that the other three large U.S. producers do not focus on the multimode fiber as their primary business. Furthermore, FiberCore plans to offer several types of multimode fibers for specific applications and performance advantages such as different glass composition for radiation resistant fiber for Government applications, and special coatings for high performance cable designs. Additionally, because of the Company's manufacturing flexibility, the Company is positioned to respond quickly to special customer requirements and applications.

         The competition in the singlemode fiber market is much more extensive than in the preform market or the multimode fiber market. Most of the competition for fiber comes from Corning and Lucent Technologies. Competition in the fiber market is primarily based on availability and quality. In the past, with some exceptions, the Company's fiber has been generally priced at comparable levels to fiber manufactured by the larger producers. In the future, FiberCore will concentrate on marketing its new line of high performance products to support emerging protocols, such as Gigabit Ethernet, as well our ValuGrade and EconoGrade line of products, which have excellent price/performance characteristics.

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

         In 1997 and 1998, the Company filed two patent applications in the U.S. for a process which the Company believes will improve the cost and efficiency of producing optical fiber preforms. The Company is currently in the process of preparing additional patent applications for the production of optical fiber and preforms that are expected to be filed in 2000.

         The Company is the registered owner in the United States of three patents covering its cable monitoring systems and fault locating methods. The Company acquired the first such U.S. patent, Patent No. 4,480,251, which covers cable monitoring systems and expires in 2001, from Norscan. A patent issued by the United Kingdom for the same technology was also acquired by the Company from Norscan. The Company has filed international patent applications covering this technology in various other countries around the world, although none have yet been granted. Pursuant to the Company's agreement with Norscan, Norscan has the right to a Canadian patent reissuance and may otherwise use the tech- nology in Canada. The Company has improved upon Norscan's technology and obtained a European patent and United States patent, Patent No. 5,077,526, which expires in 2008 covering the improvements. The Company also owns a United States patent, Patent No. 4,947,469 expiring in 2007, and a European patent covering a cable fault location method. In addition, the Company owns a United States patent covering the provision of backup power to optical communications systems.

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

INTERNATIONAL OPERATIONS

         The Company is subject to all the risks of conducting business internationally. These risks include unexpected changes in legislative or regulatory requirements and fluctuations in the United States dollar, the Euro, and the German mark, and other currencies in which the Company is doing business from time to time. The business and operations of the Company's Germany subsidiary, FCJ, are subject to the changing economic and political conditions prevailing from time to time in Germany. Labor costs, corporate taxes and employee benefit expenses are high compared to the rest of the European Union, the United States and Japan. FCA, the Company's joint venture in Malaysia, is subject to similar international risks, including the currency fluctuations recently experienced in the Pacific Rim region. The Company's participation in MEFC and its investment in FOI are subject to the risks of doing business in Saudi Arabia, the Middle East and Asia in general. These risks include, but are not limited to, the threat of regional conflict. To date, essentially all of the Company's revenues have come from its wholly-owned subsidiary, FCJ.

TRADEMARKS

         FCJ is the owner of the registered trademark InfoGlass(R) under which it markets its optical fiber products. In 1997, the Company filed for registration of the trademarks "EconoGrade" and "ValuGrade" for products it introduced in the market in 1998.

SEASONALITY

         The Company's business does not have strong seasonal fluctuations, and the Company does not expect material seasonal variations to revenue.

RAW MATERIALS

         The Company presently can purchase all its raw material requirements for its optical fiber and preform business. The major component of a preform is silica glass tubing which is available in various sizes. Various high purity gases such as oxygen, nitrogen, argon, helium, chlorine and chemicals such as silicon tetrachloride, silicon tetra fluoride and germanium tetrachloride are used in the process of manufacturing preform. During 1999, the Company's optical fiber and preform business purchased approximately 95% of its key glass tubing raw material from one supplier. This supplier accounted for over 90% and 50% of the Company's glass tube requirements in 1998 and 1997, respectively. The supplier has committed to supply the Company's tube requirements for 2000. If the Company becomes unable to continue to purchase raw materials from this supplier, there can be no assurance that the Company will not face difficulties in obtaining raw materials on commercially acceptable terms, which could have a material adverse effect on the Company. To limit the possiblity of future shortages of key materials, the Company has successfully identified other suppliers of this material. The Jena Facility has the capability to manufacture the high-purity synthetic core glass using a first purchased cladding tube, as well as adding additional purchased cladding tubes using the Company's patented production process.

EMPLOYEES

         At December 31, 1999, the Company employed 96 persons, of whom 3 are executives, 13 are engaged in sales and administration, 72 are engaged in manufacturing and 8 are engaged principally in research and development. Ninety
(90) of the Company's employees are located in Jena, Germany. The Company is not party to any collective bargaining agreements and the Company does not maintain a pension plan. The Company considers its relations with employees to be satisfactory and believes that its employee turnover does not exceed the industry average.

ITEM 2.  PROPERTIES

         The Company leases 5,000 square feet of office space as its Corporate Headquarters in Charlton, Massachusetts. The monthly rent is $2,250, and the rental agreement is on a monthly basis.

         The Company's optical fiber and preform manufacturing facility is located in Jena, Germany. The facility is leased from SICO. It occupies approximately 30,000 sq. ft., including 20,700 sq. ft. of clean room manufacturing space, 6,100 sq. ft. of office and storage space and an additional 3,200 sq. ft. of outside facilities for gas storage tanks. The Company owns all machinery and equipment at the facility, subject to certain restrictions. In 1999, the term of the lease was extended to December 31, 2001 and is renewable for additional terms aggregating 25 years. The monthly lease cost is approximately $24,000. The Company maintains casualty and liability insurance on the Jena Facility.

ITEM 3.  LEGAL PROCEEDINGS

         In January 1998, Corning, Incorporated ("Corning") filed an action against the Company claiming that the Company infringed a Corning patent by marketing and selling certain optical fiber products in the United States. In March 1998, the Company and Corning concluded a settlement agreement wherein the Company acknowledged the validity of Corning's patent and agreed, prior to the expiration of the patent, not to make, market, and sell or offer to sell infringing multimode optical fiber or optical fiber preforms in the United States in violation of Corning's patent except to certain customers. In turn, Corning agreed not to seek damages and dismissed the action. The Company also agreed to conduct an arbitration to determine whether the Company's singlemode fiber violates the Corning patent. In March 1999, the arbitrator issued his opinion concluding that FiberCore's singlemode fiber does not violate the Corning patent.

         The Company's FiberCore Jena subsidiary, SICO and SICO's president, Mr. Walter Nadrag (who was previously the Managing Director of FiberCore Jena) are defendants in a lawsuit in Germany brought against them by COIA GmbH ("COIA"), a former customer, claiming damages of approximately $200,000 arising from FiberCore Jena's alleged failure to comply with a sales contract. The case was dismissed by the lower court and COIA appealed this decision. On appeal, the court rendered judgment in favor of the Company and the case was dismissed.

         The Company is currently in a dispute with Techman International Corp. ("Techman") relating to (i) certain loans made to the Company by Techman in the aggregate principle amount of $418,000 plus unpaid interest in the approximate current amount of $94,000 and (ii) the Company's investment of $500,000 in Fiber Optic Industries (Pakistan) Ltd. ("FOI"), a joint venture company organized and controlled by Techman. The Company's investment in FOI is subject to a guarantee by Techman. The Company also has a dispute relating to shares of the Company issued to Techman, or its principal, M. Mahmud Awan, a former director of the Company. A portion of those shares have been canceled by the Company because of the failure of Techman to satisfy certain conditions related to their issuance. The parties have had periodic discussions related to the foregoing, but to date have not reached a resolution of these matters. Based upon discussions with the Company's legal counsel and their review of documents, management believes that Techman breached the joint venture agreement and the guarantee and that the Company has valid claims against Techman in an amount equal to or in excess of the amounts of the loans, plus unpaid interest, although there can be no assurance at this time as to the ultimate outcome of these disputes. The Company intends to pursue all available remedies to resolve these disputes.

         In addition to the above, the Company is subject to various claims which arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse affect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.







             ( The remainder of this page intentionally left blank.)

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's stock is traded on the Over the Counter (OTC) Bulletin Board. There were 209 holders of record and approximately 2,000 beneficial owners of Common Stock as of March 1, 2000. The public market for the Common Stock on the Bulletin Board, where the stock trades under the symbol FBCE, is limited. Set forth below for the periods indicated are the high and low closing prices for the Common Stock as reported on the Bulletin Board.

STOCK PRICE AND DIVIDEND POLICY

                   Period                     High                    Low


         1999
         ----
           4th quarter                       $2.13                  $0.39
           3rd quarter                       $0.69                  $0.22
           2nd quarter                       $0.36                  $0.16
           1st quarter                       $0.50                  $0.13

         1998
         ----
           4th quarter                       $0.19                  $0.11
           3rd quarter                       $0.44                  $0.14
           2nd quarter                       $0.50                  $0.25
           1st quarter                       $0.75                  $0.29


         The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition, contractual and legal restrictions and other relevant factors. Under the Tyco (AMP) November 27, 1996 Term Loan Agreement, the Company is prohibited from paying dividends as long as the loan remains outstanding. The Company does not expect to declare or pay any dividends in the foreseeable future. In addition, the ability of the Company to pay cash dividends in the future will be subject to its ability to meet certain other of its obligations.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data of the Company for each of the years 1999, 1998, 1997, 1996, and 1995 has been derived from the audited financial statements and notes thereto of the Company and its predecessors. The information set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                      YEARS ENDED DECEMBER 31,
                                              (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        1999              1998             1997              1996           1995(1)
Operating Data:
  Net sales.................................         $  12,126          $  8,201         $  7,078         $   8,096        $  3,094
                                                     ---------          --------         --------         ---------        --------
  Costs and expenses:
  Cost of sales.............................             9,820             6,534            5,702             7,200           4,509
  Research and development..................               722               475              434               420              75
  Selling, general, and administrative......             3,237             2,981            3,148             4,324           2,100
  Interest expense, net.....................               952               746              638               387             368
  Other (expense) income, net...............              (336)              208             (213)              102             (51)
                                                     ---------          --------         --------         ---------        --------
  Loss before provision for income taxes....            (2,941)           (2,327)          (3,057)           (4,133)         (4,009)
  Benefit (provision) for income taxes......               937               (15)             (21)               --              --
                                                     ---------          --------         --------         ---------        --------
  Net loss..................................         $  (2,004)         $ (2,342)        $ (3,078)        $  (4,133)      $  (4,009)
                                                     =========          ========         ========         =========       =========

Basic and diluted loss per share............         $   (0.05)         $  (0.07)        $  (0.09)        $   (0.13)      $   (0.15)
                                                     =========          ========         ========         =========       =========
Weighted average shares
  outstanding...............................        36,610,544        35,833,501       35,744,182        31,695,693       26,584,630
                                                    ==========        ==========       ==========        ==========       =========
Balance Sheet Data:
  Working capital (deficit).................         $   1,041          $  1,425         $  3,208         $     191       $   (277)
  Total assets..............................            24,062            25,768           26,107            17,642          14,783
  Long-term obligations.....................             9,563            10,204            9,851             4,587           5,000
  Total liabilities.........................            14,085            14,864           13,351             7,618           8,415
  Minority interest.........................             3,263             3,263            3,217                --              --
  Accumulated deficit.......................           (17,196)          (15,192)         (12,850)           (9,772)         (5,638)
  Stockholders' equity......................             6,714             7,641            9,539            10,024           6,368

(1)      Includes the results of ALT from September 18, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                (Dollars, Deutsche Marks and Euros in Thousands)



BACKGROUND

         Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of the Company to contain costs, to grow internally or by acquisition and to integrate acquired businesses into the Company's group of companies; (iii) the uncertainties of litigation; (iv) the Company's dependence on significant customers; (v) changing conditions in the optical fiber industry which could adversely affect the Company's business; (vi) unsettled economic conditions in several of the countries in which the Company operates; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products, price reductions or the entry into the market of new competitors; (viii) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this Form 10-K. When used in this Form 10-K, the words "estimate", "project", "anticipate", "expect", "intend", "believe", and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

         The Company operates primarily through its FiberCore Jena subsidiary. The Company maintains its corporate headquarters in Charlton, Massachusetts which is staffed by executive, research and engineering, accounting and administrative personnel. The following discussion and analysis of the results of operations is based on the Company's audited financial statements for the years ended December 31, 1999, 1998 and 1997.

RESULTS OF OPERATIONS

         Year Ended December 31, 1999

         Net sales for the year ended  December  31,  1999 were  $3,925  greater
(47.9%) than net sales in 1998. The increase was principally due to a 123% increase in volume shipped to new and existing customers in 1999 compared to 1998, offset by lower average selling prices ranging from 15% to 33%. Average selling prices decreased in the first half of 1999 compared to 1998, primarily due to an increase in the available supply of fiber in the market. In addition, the Company began selling into the North American market in the second half of 1999, where average prices were slightly lower than in Europe. This oversupply condition appears to have disappeared completely in the last quarter of 1999, and prices have stabilized and increased for some products. The current demand for the Company's products exceeds the Company's capacity, and, therefore, the Company is expanding its production capacity in

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Germany and seeking other alternatives to supply its customers' requirements. Substantially all of the Company's sales are through its German subsidiary, FiberCore Jena.

         Cost of sales increased by $3,286 or 50.3% over 1998 due to the increase in volume shipped, offset by a decrease in costs per unit of production. This lower per unit cost is primarily due to improved production efficiencies and improved production yields resulting from process improvements. The Company continuously invests in process development to further reduce costs.

         Gross profit was $2,306 or 19.0% of net sales in 1999 compared to $1,667 or 20.3% of net sales in 1998. The slightly lower margin percentage was due to the lower average selling prices noted above, and the higher costs of selling into the North American market. Despite these lower prices and higher selling costs, the Company was able to substantially offset these declines through improvements in production efficiencies and yields thus lowering per unit production costs.

         Selling, general and administrative expenses increased by $256 or 8.6% in 1999 compared to 1998. This increase was principally due to an increase in bad debt expense of $242 and higher sales costs at the Company's German subsidiary, offset by lower administrative costs at the parent company.

         Research and development costs increased $247 or 52% in 1999 over 1998. The increase is principally attributable to the costs to develop a new technology for the production of preform. The Company believes that this investment will result in substantially lower production costs in the future, thus increasing profitability and maintaining the Company's competitiveness.

         Interest income increased $45 in 1999 compared to 1998 primarily due to the increase in income from the investments of the DM 3,850 security deposit with the Berliner Bank.

         Interest expense increased 30.9% to $1,062 in 1999 compared to $811 in 1998. This increase is attributable to the higher average balance of outstanding loans used for working capital in 1999 at the parent company and the higher average outstanding balance in 1999 of the working capital lines of credit at the German subsidiary.

         Other expense-net was $336 in 1999 compared to other income-net of $208 in 1998. This change was principally due to the foreign currency exchange loss of $329 on the German mark deposit with the Berliner Bank that is held as security for the loan, compared to a foreign currency exchange gain on this deposit in 1998. The Deutsche Mark declined in value by approximately 14% from the end of 1998 to the end of 1999.

         The Company recorded a net tax benefit of $937 in 1999 as a result of recognizing the future tax benefit of the remaining net operating loss carryover from the German subsidiary. The net loss tax benefits had previously been fully reserved; however, the Company's German subsidiary has had three continuous years of operating profits and projects an operating profit for the year 2000, and therefore, the tax benefits of the loss carryover are more than likely to be realized.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         The net loss for the year 1999 was $2,004 compared to $2,342 for 1998, a decrease of $338 or 14.4%. The primary cause of the decrease was the increase in gross profit and the recognition of the tax benefit described above, partially offset by the higher administrative, research and development and interest costs.

         Year Ended December 31, 1998

         Net sales for the year ended December 31, 1998 were $1,123 greater (15.9%) than net sales in 1997. The increase was principally due to a 20% increase in volume shipped to new and existing customers in 1998 over 1997, offset by lower average selling prices. Average selling prices decreased in 1998 compared to 1997, primarily due to an increase in the available supply of fiber in the market. Substantially all of the Company's sales are through its German subsidiary, FiberCore Jena.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Other income-net was $208 in 1998 compared to other expense-net of $213 in 1997. This change was principally due to the foreign currency exchange gain of $170 on the German mark deposit with the Berliner Bank that is security for the loan, compared to a foreign currency exchange loss on this deposit in 1997.

         The net loss for the year 1998 was $2,342 compared to $3,078 for 1997, a decrease of $736 or 23.9%. The primary cause of the decrease was the increase in gross profit and the decrease in administrative costs, offset by the increase in interest expense and the change in other income as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The Company anticipates that the results of operations will continue to improve in 2000 compared to the losses experienced in prior years. This expectation is based on a projected increase in sales both in dollar amounts and volume, and the projected continuing improvement in manufacturing costs. In addition, the increase in demand in the industry will continue to strengthen selling prices, further improving the Company's profit margins.

         This expected increase in sales and improved profitability is expected to have a positive impact on the Company's cash flow, such that the Company projects that it will have a positive cash flow from operations in 2000. The Company will continue to utilize short-term borrowings to fund its working capital requirements.

         Further, the Company is planning to build a new manufacturing facility in Germany to replace the existing leased facility and to increase production capacity. The current facility has limited space for expansion of the manufacturing operation, and the Company expects to operate at the full capacity of this facility in 2000 to meet its sales projections. The Company is currently seeking to raise approximately $23,500 to construct this new plant, and expects that this financing will be provided from a combination of German government grants and guaranteed loans, similar to the financing used to fund the recently completed expansion. Although management is optimistic, there can be no assurance that such financing will be obtained.

         Additionally, the Company, through its Malaysian joint-venture FCA, is in the process of raising approximately $25,000 in debt and equity financing to finance the construction of the FCA manufacturing plant. The plan to construct the facility in Malaysia is considered part of the Company's long-term strategy. Notwithstanding the situation in the Pacific Rim that has delayed the construction of this facility, the region continues to invest in infrastructure projects of which optical fiber is a part. Demand for the Company's products is projected to continue to grow in the Pacific Rim region at a faster rate than in other major markets. Substantially all of the products that are planned to be produced in the Malaysian facility are targeted for export to the Asia and Pacific Rim region.

         The Company is not relying on the conversion of warrants and options to fund its operations;

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

however, if all of the outstanding warrants and options are exercised, the total proceeds that the Company would receive upon the exercise is approximately $9,368. To the extent that the Warrants and Options are exercised, the Company intends to use the proceeds from the exercise of such Warrants and Options for working capital purposes, including debt service (approximately $1,170 in 2000, excluding revolving credit lines expected to be renewed, and including interest). There are long payment deferral periods on a substantial amount of the Company's outstanding loans. Under the Tyco Note, the remaining $2,000 in principal and accrued interest are due and payable at maturity in April 2005. Similarly, under the $3,000 Tyco loan, payments of interest are deferred for the first five years. Thereafter, accrued and unpaid interest is payable quarterly. The principal and any remaining accrued interest is payable at maturity on November 27, 2006. As for the German loan, principal is also due and payable at the tenth anniversary of closing; however, interest at 6.25% is paid quarterly. Subsequent to December 31, 1999, certain of the options and warrants were exercised and a note was converted into shares of the Company. The Company may seek to refinance certain of the notes due in 2000, although there can be no assurance that such refinancing will be obtained. Certain notes are due to officers and directors of the Company.

         The Company currently has a backlog of orders aggregating approximately $12,800, which is scheduled to be shipped in 2000. This represents approximately 90% of the current capacity of the Jena facility. The backlog at December 31, 1998 and 1997 was approximately $3,900 and $4,100, respectively. The increase in the order backlog at December 31, 1999, reflects the increase in demand for the Company's products and the very tight supply situation in the industry.

         The following changes in balance sheet amounts are net of the effect of the change in the currency exchange rates from December 31, 1998 to December 31, 1999.

Year Ended December 31, 1999

         For the year ended December 31, 1999, the Company used $739, net of depreciation and amortization, for operations including changes in working capital. This was a substantial improvement over the $1,697 used for operations in 1998. This significant improvement was due primarily to the increase in sales and gross profit, higher depreciation costs and other non-cash costs incurred in 1999.

         Accounts receivable increased by $1,185 due to the significant increase in sales in 1999 compared to 1998. Inventory decreased by $807 also due to the increase in sales. Accounts payable decreased by $108 in 1999 due to a decrease in payables at the parent company offset by an increase at the German subsidiary. The increase at FiberCore Jena is primarily due to the increase in purchases of raw materials for production. Accrued liabilities increased $98 in 1999 over 1998, principally due to an increase in accrued interest on notes payable.

         During 1999, the Company invested $1,156 in fixed assets, principally for new equipment at the Jena facility. This was funded in part by $556 in grants from the German government. Other assets increased by $49 in 1999, principally for investments in new patents.

         Notes payable increased by $755 in 1999 over 1998, principally due to borrowings under the lines of credit at FiberCore Jena used for working capital, and notes to certain officers and directors for previously unpaid salaries, fees and expenses. The Company received $250 in proceeds from the sale of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

common shares in 1999. Long-term interest payable increased by $391 due to the increase in accrued interest payable on the Tyco loans wherein the interest is payable at maturity in 2005 and 2006.

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

         Inventory increased by $1,187 principally due to an increase in work in process at year-end to provide for planned shipments in January 1999 and an increase in raw materials at year end. The build-up of raw materials at year-end was in anticipation of price increases on certain materials expected at the beginning of 1999. Accounts payable decreased by $114 in 1998 due to the repayment of an advance of funds to FCA received in 1997 from one of the partners, offset by an increase in accounts payable at the parent company. Accrued liabilities increased $102 in 1998 over 1997, principally due to an increase in accrued interest on outstanding notes payable.

         During 1998, the Company invested $1,895 in fixed assets, principally for new equipment at the Jena facility. This was funded in part by $929 in grants from the German government. Additionally, other assets increased by $205, principally due to an increase in deferred costs related to the design and development of the FCA facility.

         Notes payable increased by $597 in 1998 over 1997, principally due to borrowings under the lines of credit at FCJ, used for working capital. Long-term interest payable increased by $416 due to the increase in accrued interest payable on the Tyco loans wherein the interest is payable at maturity in 2005 and 2006.

         ALT

         ALT was acquired by the Company as of September 18, 1995. ALT has historically operated at a loss, has cumulative losses from its date of inception, and requires additional capital to operate. Sales of ALT products in 1999 were not significant, principally because the Company focused its available resources on developing the optical fiber business. The Company recently completed a revised business plan for ALT that provides for developing and enhancing ALT's products and allocating certain resources to ALT for marketing the products. The Company will seek to raise funds to implement this plan and is also in discussions with potential partners that have interest in the ALT product lines and have expressed an interest in forming a joint venture to manufacture and market its products. The Company's management believes that there is significant potential for sales of ALT's products. This will, however, require funding to implement the plan, and there can be no assurance that such funding will be obtained or that a joint venture with new partners will be consummated.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         YEAR 2000 COMPLIANCE

         As expected, the Company did not experience any significant problems as a result of the year 2000 issue.

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







             (The remainder of this page intentionally left blank.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company's principal operating subsidiary, FiberCore Jena, is located in Germany and its functional currency is the Euro.

FOREIGN CURRENCY RISK. FiberCore Jena may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the Euro or Deutsche Mark. At December 31, 1999, FiberCore Jena had outstanding forward exchange contracts for the sale of U.S. Dollars totaling $450,000 which mature at various dates in 2000. The weighted-average exchange rate in these contracts is $1.0185 per Euro. A 10% change in the year-end exchange rate could result in a gain or loss on these contracts of approximately $40,000.

         At December 31, 1999, the Company had a long-term loan denominated in DM totaling DM7,700,000. The principal of the loan is due at maturity, September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $25,000 for each of the years 2000 through 2005, and by approximately $19,000 in 2006.

         Substantially all of the Company's sales are through it German subsidiary. Additionally, at December 31, 1999, 41% and 19% of the Company's assets are at its German and Malaysian subsidiaries, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

INTEREST RATE RISK. At December 31, 1999, the Company had short-term and long-term loans with interest rates based on the prime rate and LIBOR which are adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on these loans would have increased or decreased the 1999 interest expense by approximately $55,000.





             (The remainder of this page intentionally left blank.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
Independent Auditors' Report.....................................................................       27
Consolidated Balance Sheets at December 31, 1999 and 1998........................................       28
Consolidated Statements of Operations for the Years Ended
     December 31, 1999, 1998 and 1997       .....................................................       29
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
     December 31, 1999, 1998 and 1997       .....................................................       30
Consolidated Statements of Changes in Stockholders' Equity for the Years
     Ended December 31, 1999, 1998 and 1997 .....................................................       31
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997............................................................       32
Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1999, 1998 and 1997       .....................................................       33

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
FiberCore, Inc.
Charlton, Massachusetts

We have audited the accompanying consolidated balance sheets of FiberCore, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberCore, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 24, 2000

                        FIBERCORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

(Dollars in thousands except share data)

                                                                                                       1999                   1998
                                                                                                       ----                   ----
                                     ASSETS
Current assets:
     Cash........................................................................................     $   487               $   150
     Accounts receivable, less allowance for doubtful accounts of $220 in 1999 and
       $200 in 1998..............................................................................       1,927                   863
     Other receivables...........................................................................          86                   579
     Inventories.................................................................................       3,047                 4,480
     Prepaid and other current assets............................................................          16                    13
                                                                                                      -------               -------
         Total current assets....................................................................       5,563                 6,085
                                                                                                      -------               -------
Property and equipment...........................................................................       7,109                 7,603
Less accumulated depreciation....................................................................       3,047                 2,373
                                                                                                      -------               -------
         Property and equipment - net............................................................       4,062                 5,230
                                                                                                      -------               -------
Other assets:
     Notes receivable from joint venture partners................................................       4,949                 4,912
     Restricted cash.............................................................................       1,981                 2,310
     Patents, less accumulated amortization of $2,838 in 1999 and $2,179 in 1998.................       4,762                 5,375
     Investments in joint ventures...............................................................       1,425                 1,425
     Deferred tax asset..........................................................................         905                    --
     Other.......................................................................................         415                   431
                                                                                                      -------               -------
         Total other assets......................................................................      14,437                14,453
                                                                                                      -------               -------
         Total assets............................................................................     $24,062               $25,768
                                                                                                      =======               =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable...............................................................................     $ 2,006             $   1,665
     Accounts payable............................................................................       1,536                 1,724
     Accrued expenses............................................................................         980                 1,271
                                                                                                      -------               -------
         Total current liabilities...............................................................       4,522                 4,660
Long-term interest payable.......................................................................       1,267                   876
Long-term debt...................................................................................       8,296                 9,328
                                                                                                      -------               -------
         Total liabilities.......................................................................      14,085                14,864
                                                                                                      -------               -------
Minority interest ...............................................................................       3,263                 3,263
                                                                                                      -------               -------
Commitments and contingencies (Note 10)

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 10,000,000 shares;  no shares issued
     and outstanding.............................................................................          --                    --
     Common stock, $.001 par value, authorized  100,000,000 shares; shares issued and
     outstanding:  41,404,602 in 1999 and 35,936,463 in 1998.....................................          42                    36
     Additional paid in capital..................................................................      24,874                23,337
     Accumulated deficit.........................................................................     (17,196)              (15,192)
     Accumulated other comprehensive loss:
        Accumulated translation adjustment.......................................................      (1,006)                 (540)
                                                                                                      -------               -------
         Total stockholders' equity..............................................................       6,714                 7,641
                                                                                                      -------               ------
         Total liabilities and stockholders' equity..............................................     $24,062               $25,768
                                                                                                      =======               =======

          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(Dollars in thousands except share data)

                                                         1999             1998           1997
                                                         ----             ----           ----

Net sales ......................................  $      12,126   $       8,201    $      7,078
Cost of sales ..................................          9,820           6,534           5,702
                                                  -------------   -------------    ------------

     Gross profit ..............................          2,306           1,667           1,376

Operating expenses:
  Selling, general and administrative expenses .          3,237           2,981           3,148
  Research and development .....................            722             475             434
                                                  -------------   -------------    ------------

     Loss from operations ......................         (1,653)         (1,789)         (2,206)

Interest income ................................            110              65              26
Interest expense ...............................         (1,062)           (811)           (664)
Other (expense) income - net ...................           (336)            208            (213)
                                                  -------------  --------------    ------------
     Loss before income  taxes .................         (2,941)         (2,327)         (3,057)

 Benefit (provision) for income taxes ..........            937             (15)            (21)
                                                  -------------  --------------    ------------

     Net loss ..................................  $      (2,004) $       (2,342)   $     (3,078)
                                                  =============  ==============    ============


Basic and diluted loss per share of common stock  $      ( 0.05) $        (0.07)   $      (0.09)
                                                  =============  ==============    ============


Weighted average shares outstanding ............     36,610,544      35,833,501      35,744,182
                                                  =============  ==============    ============

           See accompanying notes to consolidated inancial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



(Dollars in thousands except share data)


                                               1999       1998       1997
                                               ----       ----       ----

Net loss ................................. $(2,004)   $(2,342)   $(3,078)

Other comprehensive (loss) income :
  Foreign currency translation adjustments    (466)       328     (1,084)
                                           -------    -------    -------

Comprehensive loss ....................... $(2,470)   $(2,014)   $(4,162)
                                           =======    =======    =======



          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




(Dollars in thousands except share data)

                                                                   1999       1998        1997
                                                                   ----       ----        ----
Common Stock:
  Balance, beginning of year ................................   $     36   $      36     $    35
  Sale of stock for cash ....................................          1
  Issuance of stock for conversion of debt ..................          5
  Stock issued on exercise of options and warrants                                             1
                                                                --------   ---------     -------
  Balance, end of year ......................................         42          36          36
                                                                --------   ---------     -------
Additional Paid in Capital:
  Balance, beginning of year ................................     23,337      23,221      19,545
  Sale of stock for cash ....................................        249
  Issuance of stock for conversion of debt ..................      1,060
  Issuance of stock options for services performed ..........         94
  Issuance of stock for investment in joint venture .........                                425
  Discount on notes for value of warrants ...................        134
  Stock issued on exercise of options and warrants ..........                     41         328
  Contribution of capital in Malaysia joint venture (FCA) ...                     75       3,348
  Stock canceled on cancellation of supply agreement with FOI                               (425)
                                                                --------   ---------     -------
  Balance, end of year ......................................     24,874      23,337      23,221
                                                                --------   ---------     -------
Accumulated Other Comprehensive (Loss) Income :
  Balance, beginning of year ................................       (540)       (868)        216
  Foreign currency translation adjustments ..................       (466)        328      (1,084)
                                                                --------   ---------     -------
  Balance, end of year ......................................     (1,006)       (540)       (868)
                                                                --------   ---------     -------
Accumulated Deficit:
  Balance, beginning of year ................................    (15,192)    (12,850)     (9,772)
  Loss for the year .........................................     (2,004)     (2,342)     (3,078)
                                                                --------    --------    --------
  Balance, end of year ......................................    (17,196)    (15,192)    (12,850)
                                                                --------    --------    --------

Total stockholder's equity ..................................   $  6,714    $  7,641    $  9,539
                                                                ========    ========    ========


           See accompanying notes to consolidated financial statements

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998, and 1997



(Dollars in thousands except share data)

                                                         1999        1998       1997
                                                         ----        ----       ----
Cash flows from operating activities:
  Net loss ..........................................   $(2,004)   $(2,342)   $(3,078)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Issuance of stock options for services performed ..        94
  Depreciation and amortization .....................     1,932      1,735      1,354
  Deferred income tax benefit .......................      (952)
  Foreign currency translation loss and other .......       209         20        319
Changes in assets and liabilities:
  Accounts receivable ...............................    (1,185)       (31)      (354)
  Other receivables .................................       411         30       (202)
  Inventories .......................................       807     (1,187)    (1,398)
  Prepaid and other current assets ..................       (41)        90         (6)
  Accounts payable ..................................      (108)      (114)       260
  Accrued expenses ..................................        98        102         37
                                                        -------    -------    -------
      Net cash used in operating activities .........      (739)    (1,697)    (3,068)
                                                        -------    -------    -------
Cash flows from investing activities:
  Purchases of property and equipment ...............    (1,156)    (1,895)    (4,211)
  Reimbursement from government grant ...............       556        929      1,775
  Other .............................................       (49)      (205)      (115)
                                                        -------    -------    -------
      Net cash used in investing activities .........      (649)    (1,171)    (2,551)
                                                        -------    -------    -------
Cash flows from financing activities:
  Cash contribution by minority shareholders
      in FCA ........................................                           1,683
  Proceeds from issuance of common stock ............       250         41        328
  Proceeds from long-term debt ......................                           4,750
  Proceeds from notes payable .......................       755        597        394
  Repayment of notes payable ........................                  (37)
  Increase in long-term interest payable ............       391        416        418
                                                        -------    -------    -------
      Net cash provided by financing activities .....     1,396      1,017      7,573
                                                        -------    -------    -------
Effect of foreign exchange rate change on cash ......       329       (127)       (16)
                                                        -------    -------    -------
Increase (decrease) in cash .........................       337     (1,978)     1,938
Cash, beginning of year .............................       150      2,128        190
                                                        -------    -------    -------
Cash, end of year ...................................   $   487    $   150    $ 2,128
                                                        =======    =======    =======
Supplemental disclosure:
      Cash paid during the year for interest ........   $   310    $   274    $   222
      Shares issued for investment in joint venture .        --         --    $   425
      Shares issued for conversion of debt ..........   $ 1,065         --         --


          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Incorporation and nature of operations

FiberCore, Inc. (the "Company") is involved in the research, development, production and sale of optical fiber and optical fiber preforms for the telecommunications industry. FiberCore Jena GmbH ("FCJ"), the Company's principal operating subsidiary located in Germany, manufactures optical fiber and optical fiber preforms. Automated Light Technologies, Inc. ("ALT"), a wholly-owned subsidiary of the Company, is a manufacturer and distributor of fiber optic cable monitoring and fault locating systems for the telecommunications industry. FiberCore Asia Sdn. Bhd. ("FCA") was formed in 1997 to construct an optical-fiber manufacturing facility in Malaysia. The Company reports as a single segment enterprise.

In  January  1997,  the  Company  registered  the  resale  of all  of  its  then outstanding shares under an S-1 filing with the Securities and Exchange Commission. The Company's common stock is traded on the Nasdaq Over-The-Counter-Bulletin Board under the symbol "FBCE".

(b)      Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)      Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

(f)      Restricted Cash

In connection with the expansion of the FCJ facility, the Company obtained a loan from the Berliner Bank in Germany. Cash in the amount of German marks 3,850 (approximately U.S. $1,981 at December 31, 1999), has been deposited with this institution as collateral for this loan.

(g)      Patents

Patents are amortized on a straight-line basis over seventeen years. The Company evaluates the recoverability of patents from expected future cash flows.

(h)      Investments in joint ventures

The Company holds a 51% ownership in FCA, which is consolidated in the financial statements. Minority interest on the balance sheet reflects the Malaysian partners' 49% ownership.

The Company's 15% ownership interest in Middle East Optical Fiber Cable Co. ("MEFC") is carried at cost of $925.

The Company has a 30% ownership interest in Fiber Optic Industries (Pvt.) Ltd. ("FOI"). FOI is inactive.

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

(j)      Translation of foreign currencies

The translation of foreign subsidiaries financial statements into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(1).     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

accounts using an average exchange rate for the period. Unrealized gains or losses resulting from translation are included in stockholders' equity as other comprehensive income (loss).

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

(o)      Stock-based compensation

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

(p)      Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the 1999 presentation.

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

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(2)      EARNINGS PER SHARE (CONTINUED):

For the years ended December 31, 1999, 1998 and 1997, there is no difference between basic and diluted earnings per share due to the losses of the Company.

The following table shows securities outstanding as of December 31, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                      1999         1998         1997
                                   ----------   ----------   ----------

Employee stock options              6,073,151    2,020,225    1,387,778
Warrants to acquire common stock 5,190,613 4,903,185 4,968,818 Common stock to be issued for
    convertible debt                5,616,699    4,927,232    2,060,308
                                   ----------   ----------    ---------
         Total                     16,880,463   11,850,642    8,416,904
                                   ==========   ==========    =========


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

The Company granted FCA a license to use the Company's technology in exchange for the Company's ownership interest, and FDP and PERC contributed cash of $1,683 and notes of $4,949 for their ownership interests. As part of the joint venture agreement, the Company has entered into a put option agreement with FDP and PERC wherein the Company has agreed to purchase FDP's and PERC's shares, at their option, in the event that certain production benchmarks are not achieved. The Company also entered into a support contract with FCA to provide design and construction management for the facility, marketing services and administrative support services. Due to the recent economic situation in Malaysia and the Pacific Rim the debt financing required for the project has not, as yet, been obtained. The Company and the other shareholders in FCA are continuing to seek alternative financing and additional equity partners for FCA.

In April 1995, the Board of Directors ratified actions by FiberCore Incorporated to enter into a joint venture with John Royle & Sons Co. and Middle East Specialized Cables Company ("MESC") for a period of 15 years to be known as Middle East Fiber Cables Co. ("MEFC"). The Company has a 15% ownership interest in the joint venture. MEFC constructed its manufacturing facility in 1996 and 1997 and began operations in 1998. The Company is a co-guarantor with the other joint venture partners for

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(3)      ACQUISITIONS AND STRATEGIC INVESTMENTS (CONTINUED):

certain credit facilities provided by banks to MEFC. These credit facilities are also collateralized by the assets of MEFC. At December 31, 1999, the Company was contingently liable for these loans in the amount of $792.

On January 11, 1996, as part of a share purchase agreement with Techman International Corporation ("Techman"), a related party, a joint venture was established between the Company and Techman. The joint venture, FOI, is located in Pakistan. The Company has a 30% ownership interest in FOI. FOI was formed in 1996 and has had no significant operations since its formation.

The Company believes that Techman, which guaranteed the Company's investment in FOI, has breached its obligations under the joint venture agreement and, therefore, the Company is pursuing actions to recover its investment (see Commitments and Contingencies).

(4)      RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                                   1999     1998    1997
                                                  -----    -----   -----

Balance at beginning of period................   $ 200    $  33   $  36
Additions charged to expense .................     409      167      --
Deductions ...................................    (389)      --      (3)
                                                 -----    -----   -----

Balance at end of period .....................   $ 220    $ 200   $  33
                                                 =====    =====   =====

Other receivables consist of the following at December 31:

                                                  1999     1998     1997
                                                  ----     ----     ----

German government grants.......................  $ --     $419     $423
Value added tax ...............................    32       99      112
Other .........................................    54       61       29
                                                 ----     ----     ----
         Total ................................  $ 86     $579     $564
                                                 ====     ====     ====

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(5)      INVENTORIES

Inventories consist of the following at December 31:


                                                 1999     1998
                                                ------   ------

Raw materials ...............................  $1,745   $1,545
Work-in-process..............................     361    1,161
Finished goods...............................     941    1,774
                                               ------   ------
         Total...............................  $3,047   $4,480
                                               ======   ======



(6)    PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                ESTIMATED
                              USEFUL LIVES            1999         1998
                              ------------            ----         ----

Office equipment ...........   2-5 years          $    360    $    315
Machinery and equipment ....   2-12 years            9,303       9,899
Furniture and fixtures .....   5-7 years                21          21
Leasehold improvements .....   3-10 years              380         395
Construction in progress ...                           803         706
                                                  --------    --------
                                                    10,867      11,336
Less grant proceeds received                        (3,758)     (3,733)
                                                  --------    --------
         Total .............                      $  7,109    $  7,603
                                                  ========    ========

Depreciation on property and equipment charged to expense was $1,058 in 1999, $928 in 1998, and $560 in 1997. During 1998 and 1997, the Company capitalized interest costs of $132 and $178, respectively, on the expansion project at FiberCore Jena. The project was substantially completed in 1998, and, therefore, no interest was capitalized in 1999.

(7)      ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:


                                                     1999     1998
                                                   ------   ------

Accrued wages, benefits & taxes................   $  398   $  457
Accrued interest ..............................      198      218
Accrued legal and audit .......................      140       39
Other .........................................      244      557
                                                  ------   ------
         Total ................................   $  980   $1,271
                                                  ======   ======

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(8)      NOTES PAYABLE

Notes payable consist of the following at December 31:

                                                                                      1999       1998
                                                                                   -------    -------
Convertible  note payable to an officer of the Company with interest at 8.0% per year, due December 31, 2000, convertible into common shares
of the Company at $0.25 per share ..............................................   $   192    $    --

Convertible  note payable to an officer of the Company with interest at 8.0% per year, due December 31, 2000, convertible into common shares
of the Company at $0.25 per share ..............................................       119         --

Note payable to shareholder with interest at prime plus 1% (9.25% at
December 31, 1999), due March 6, 2000  .........................................       220         --

Note payable to Techman International Corporation with interest at prime
plus 1%, due April 16, 2000. (see Commitments and Contingencies) ...............       250         --

Note payable to Techman International Corporation with interest at
prime plus 1% due December 31, 1999. (see Commitments and Contingencies) .......       168        150

Note payable to an officer of the Company, interest at prime plus 1%,
due September 17, 2000  ........................................................        50         50

Convertible  note payable with interest at 8.0% per year, due December 31, 2000, convertible into common shares of the Company
at $0.25 per share. A director of the Company controls the lender .............        181         --

Convertible  notes  payable to the  spouses of  officers  of the  Company,  with interest at prime plus 1% (9.25% at December 31, 1998), due
September 31, 2000  ............................................................        --        500

Convertible  note  payable  to a  director,  interest  at the prime rate plus 1%
(9.25%,  at December 31, 1998) with  principal  and interest due  September  30,
1999, all principal and accrued interest, if any, convertible
into common stock of the Company at approximately $.1875 per share .............        --        249

Amounts outstanding under revolving lines of credit from banks with
interest at 8.0%  ..............................................................       859        716

Discount attributable to warrants issued in conjunction with notes .............       (33)        --
                                                                                   -------    -------

                  Total ........................................................   $ 2,006    $ 1,665
                                                                                   =======    =======

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(8)      NOTES PAYABLE (CONTINUED)

In conjunction with certain of the notes, the Company issued to the lenders in 1999 an additional 812,425 warrants to purchase common shares of the Company at exercise prices of $0.25 and $0.26 per share, the closing market price at the dates of issue. The fair value of the warrants has been recorded as debt discount. Related party interest expense on notes payable was $90, $91, and $91, in 1999, 1998 and 1997, respectively.

In 1999, the $500 in notes plus accrued interest due the spouses of the officers were converted into 2,543,352 shares of the Company and the $249 note plus accrued interest due a director was converted into 1,488,243 shares, consistent with the terms of the note. Subsequent to December 31, 1999, the $220 note plus accrued interest due March 6, 2000 was converted into 249,220 shares of the Company.

The Company's subsidiary, FiberCore Jena, maintains two lines of credit of DM 1,000 (approximately US $514) each with German banks. The notes bear interest at 8% per year. Interest expense on amounts drawn under these notes was $51, $29, and $3 in 1999, 1998 and 1997, respectively. One of the lines of credit is collateralized by the inventory of FiberCore Jena.


All of the proceeds of the notes were used for working capital.









                     (This space intentionally left blank.)

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(9)      LONG-TERM DEBT


Long-term debt consists of the following at December 31:               .           1999       1998
                                                                                   ----       ----
Note payable to Berliner Bank, interest at 6.25%, due September 30, 2006          $ 3,962    $ 4,621

Convertible note payable to Tyco Electronics Corp. (formerly AMP, Incorporated)
interest at 3-month London Interbank Offered Rate plus one percent
 (6.40% at December 31, 1999), due April 17, 2005                                   2,000      2,000

Note payable to Tyco, interest at prime plus one percent (9.25% at December
31, 1999), due November 27, 2006                                                    3,000      3,000

Discount attributable to warrants issued in conjunction with the $3,000
note above                                                                           (666)      (763)

Note payable to shareholder with interest at prime
plus 1% due March 6, 2000. (see notes payable)                                         --        220

Note payable to Techman International Corporation with interest at prime
plus 1% (9.25% at December 31, 1998), due April 16, 2000. (see notes payable)          --        250
                                                                                  -------    -------
                  Total                                                           $ 8,296    $ 9,328
                                                                                  =======    =======

During the year ended December 31, 1997, the Company drew down 7,700 German marks (approximately U.S.$3,962) under a loan agreement with the Berliner Bank. The proceeds were used to fund the expansion of the Company's plant in Germany. The loan bears interest at 6.25% annually and is due on September 30, 2006. The loan is collateralized by a deposit with the bank of approximately $1,981.

In April 1995, FiberCore Incorporated issued to Tyco, a floating rate, collateralized, ten year debenture in the amount of $5,000, due April 17, 2005, with interest, at an annualized rate adjusted quarterly, equal to the 3-month London Interbank Offered Rate plus 1%, (6.4% at December 31, 1999). No interest is due until the earlier of: Tyco conversion of debt to stock, a public financing by the Company which gives Tyco the right to call the loan, or maturity. On November 27, 1996, Tyco converted $3,000 of principal and $541 of accrued interest relating to the original $5,000 ten year debenture, into 3,058,833 shares of common stock of the Company. The Tyco notes are collateralized by the Company's patents, patent applications, licenses, rights and royalties resulting from such patents and the equipment of FCJ. The remaining principal balance remained subject to the terms of the original debenture agreement and is convertible into shares of the Company at $0.66 per share.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(9)      LONG-TERM DEBT (CONTINUED):

As an additional part of this agreement, on November 27, 1996, Tyco issued to the Company $3,000 under a ten-year note, secured by equipment owned by the Company, with interest at prime plus one percent (9.25% at December 31, 1999). Terms of the debenture state that interest shall be accrued, but not paid, for the first five years of the loan and a portion of the proceeds are required to be used as collateral for the German bank loan for the expansion of its FCJ facility. The principal will become due before the maturity date if the major financing is repaid or the collateral is released by the German financial institution.

In conjunction with the $3,000 note above, Tyco was issued five-year warrants to acquire 2,765,487 shares of the Company's stock at an exercise price of approximately $0.72 per share. Interest expense on the Tyco notes was $391, $416, and $418, for the years ended December 31, 1999, 1998 and 1997, respectively.

The Berliner Bank loan and the Tyco Note agreements contain certain financial ratio covenants. At December 31, 1999, the Company was in compliance with these covenants.

Scheduled principal maturities of long-term debt, excluding $666 of discounts attributable to warrants, are as follows at December 31, 1999:


         2005...............................           $  2,000
         2006...............................              6,962
                                                       --------
                           Total............           $  8,962
                                                       ========

(10)     COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have entered into various leases for its office and production space. The Company's office lease is on a monthly basis at a monthly rental of $2. FCJ conducts its operations from premises under an operating lease with SICO Quarzschmelze Jena GmbH ("SICO"). The lease provides for fixed monthly rental payments of $24 through its expiration on December 31, 2001, and is renewable for up to 25 years.

Future minimum lease payments under noncancelable operating leases (with minimum or remaining lease terms in excess of one year) are as follows:

         FISCAL YEAR ENDING DECEMBER 31,                            AMOUNT
         -------------------------------                            ------
         2000.................................................      $  355
         2001.................................................         340
         2002.................................................          13
         2003 ................................................           9
                                                                    ------
                  Total.......................................      $  717
                                                                    ======

Included in the statements of operations for the years ended December 31, 1999, 1998 and 1997 is rent expense of $384, $372 and $411, respectively.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(10)     COMMITMENTS AND CONTINGENCIES (CONTINUED):

         The Company is currently in a dispute with Techman International Corp. ("Techman") relating to (i) certain loans made to the Company by Techman in the aggregate principle amount of $418, plus unpaid interest in the approximate current amount of $94 and (ii) the Company's investment of $500 in Fiber Optic Industries (Pakistan) Ltd. ("FOI"), a company organized and controlled by Techman. The Company's investment in FOI is subject to a guarantee by Techman. The Company also has a dispute relating to shares of the Company issued to Techman, and M. Mahmud Awan, a former director of the Company. A portion of those shares have been canceled by the Company because of the failure of Techman to satisfy certain conditions related to their issuance. The parties have had periodic discussions related to the foregoing, but to date have not reached a resolution of these matters. Based upon discussions with the Company's legal counsel and their review of documents, management believes that Techman has breached the joint venture agreement and the guarantee and the Company has valid claims against Techman in an amount equal to or in excess of the amounts of the loans, plus unpaid interest, although there can be no assurance at this time as to the ultimate outcome of these disputes. The Company intends to pursue all available remedies to resolve these disputes.

In January 1998, Corning, Incorporated ("Corning") filed an action against the Company claiming that the Company infringed a Corning patent by marketing and selling certain optical fiber products in the United States. In March 1998, the Company and Corning concluded a settlement agreement wherein the Company has acknowledged the validity of Corning's patent and agreed, prior to the expiration of the patent, not to make, market, and sell or offer to sell infringing multimode optical fiber or optical fiber preforms in the United States in violation of Corning's patent, except to certain customers. In turn, Corning agreed not to seek damages and has dismissed the action. The Company also agreed to conduct an arbitration to determine whether the Company's singlemode fiber violates the Corning patent. In March 1999, the arbitrator issued an opinion concluding that FiberCore's singlemode fiber does not violate the Corning patent.

The Company's FiberCore Jena subsidiary, SICO and SICO's president, Mr. Walter Nadrag (who was previously the Managing Director of FiberCore Jena) are defendants in a lawsuit in Germany brought against them by COIA GmbH ("COIA"), a former customer, claiming damages of approximately $200 arising from FiberCore Jena's alleged failure to comply with a sales contract. On appeal the court rendered judgement for the Company and the case was dismissed.

ALT is contingently liable for certain debt of a former subsidiary, Allied Controls, Inc. ("Allied"), approximating $579.

The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC. These credit facilities are also collateralized by the assets of MEFC. At December 31, 1999 the Company was contingently liable for these loans in the amount of $792.

In addition to the above, the Company is subject to various claims which arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the financial position or results of operations of the Company.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(11)     STOCKHOLDERS' EQUITY

The following represents the stock option activity, price range and weighted average price during the three years ended December 31, 1999.

                                                                                  WEIGHTED
                                                NUMBER OF      EXERCISE           AVERAGE
                                                 SHARES       PRICE RANGE         EXERCISE
                                                ------       -----------          -------
Outstanding at December 31, 1996                 978,434    $0.003-$2.00         $0.98
Granted in 1997                                  709,500    $ 1.16-$1.58         $1.40
Exercised in 1997                               (300,156)   $0.003-$1.36         $0.39
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1997               1,387,778    $0.003-$2.00         $1.32
Granted in 1998                                  695,703    $0.1875              $0.1875
Exercised in 1998                                (63,256)   $0.003-$2.00         $0.84
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1998               2,020,225    $0.003-$1.58         $0.95
Granted in 1999                                4,052,926    $0.1875-$2.125       $0.49
Exercised in 1999                                     --    --                   --
---------------------------------------------------------------------------------------------
Outstanding at  December 31, 1999              6,073,151    $0.003-$2.125        $0.641
=============================================================================================
        At December 31, 1999:
             Exercisable                       3,770,128    $0.003-$1.58         $0.61
             Not Exercisable                   2,303,023    $0.003-$2.125        $0.70

Options vest at various dates, generally over the three-year period from the date of the grant. The options granted in 1999 and 1998 expire ten (10) years from the grant date. Options granted prior to 1998 have no expiration date.

A summary of the status of the Company's stock options and weighted average prices at December 31, 1999 are as follows:

                                                      Weighted                                       Weighted
                                                      Average                                        Average
                 Range of              Options        Exercise      Remaining         Options        Exercise
              Exercise Price         Outstanding       Price          Years         Exercisable       Price
              --------------         -----------       -----          -----         -----------       -----
            $0.003                        36,713     $  0.003           *              36,713         $.003
            $0.1875 - $0.5625          4,193,629     $   0.22           9           2,445,606         $0.21
            $0.68 - $1.16                441,740     $   1.10           *             441,740         $1.10
            $1.43 - $1.58                846,069     $   1.52           *             846,069         $1.52
            $2.125                       555,000     $  2.125          10                  --            --
                                       ---------      -------                        ---------        -----
            $.003 - $2.125             6,073,151     $   0.64                        3,770,128        $0.61
                                       =========     ========                        =========        =====

           * Options granted and exercisable have no expiration date.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(11)     STOCKHOLDERS 'EQUITY (continued)

The Company applies APB Opinion 25 in accounting for its stock compensation plans. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been as follows:




                                         1999            1998            1997
                                         ----            ----            ----
Net loss
  As reported                          $(2,004)        $(2,342)        $(3,078)
                                       =======         =======         =======
  Pro forma                            $(2,230)        $(2,391)        $(3,174)
                                       =======         =======         =======

Basic and diluted loss per share
  As reported                         $ ( 0.05)        $ (0.07)        $ (0.09)
                                      ========         =======         =======
  Pro forma                           $ ( 0.06)        $ (0.07)        $ (0.09)
                                      ========         =======         =======

The weighted average fair value of options granted during 1999, 1998 and 1997 was $0.29, $0.07 and $0.14 per share, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:


                                  Stock
Assumptions                       Plan
-----------                       ----

Dividend yield                    --
Risk-free interest rate           5.5%
Expected life                     10 years in 1999 and 2 years in 1998 and 1997
Expected volatility               50% in 1999, 50% in 1998 and 20% in 1997

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(11)     STOCKHOLDERS' EQUITY (CONTINUED)


At December 31, 1999 there were outstanding warrants to purchase 5,190,613 common shares at exercise prices ranging from $0.19 to $1.53 per share. Of the warrants outstanding, 1,503,884 were held by certain officers of the Company and their spouses, 249,074 by a director of the Company, 2,765,487 by Tyco and 255,676 by One Financial Group Incorporated, a company controlled by a director.

The warrants are exercisable from the date of the grant and expire at various dates to October 2004.

(12)     INCOME TAXES

The benefit (provision) for income taxes consists of the following components:



                                            1999     1998         1997
                                            ----     ----         ----
Current:
         State                           $ (15)   $  (15)     $   (21)
                                        -------     ------      ------
         Total Current:                    (15)      (15)         (21)
                                        -------     ------      ------
Deferred:
         International                     952         --           --
                                        -------     ------      ------
         Total Deferred                    952         --           --
                                        -------     ------      ------
Total                                   $  937     $  (15)     $   (21)
                                        =======     ======      ======


The significant components of the net deferred tax asset as of December 31, 1999 and 1998 were as follows:
                                          1999      1998
                                          ----      ----

Net operating loss carry forwards      $  5,699   $ 4,456
Less valuation allowance                 (4,794)   (4,456)
                                       --------   -------
Net deferred tax asset                 $    905   $     0
                                       ========   =======


The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During 1999, the Company reversed the valuation allowance attributable to the net deferred tax asset applicable to FiberCore Jena GmbH. This resulted in an income tax benefit of $952. FiberCore Jena has had operating profits for the years 1997 to 1999 and projects continued profitability in 2000 and, therefore, it is probable that the deferred tax asset will be realized. The net deferred tax asset applicable to FiberCore, Inc. is fully reserved. The total valuation allowance increased $338, $769, and $1,000, in 1999, 1998, and 1997, respectively.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(12)     INCOME  TAXES (continued)


The Company has net operating loss carry forwards available of approximately $11,985 at December 31, 1999 for federal and state tax purposes. As a result, there is no federal income tax expense for the years 1999, 1998, and 1997. The majority of the net operating loss carry forwards expire in the years 2009 through 2019.

FCJ has net operating loss carry forwards at December 31, 1999 of approximately $1,978 for corporation tax and $711 for trade income tax purposes available to offset future taxable income. Under German tax law, the losses can be carried forward indefinitely.

In addition, ALT has pre-acquisition net operating loss carry forwards available of approximately $4,278, at December 31, 1999 for federal and state tax purposes. The loss carry forwards expire between the years 2001 and 2010.


(13)     MAJOR CUSTOMERS

The approximate net product sales by the Company to its major customers and the related percentages are as follows:


         CUSTOMER                1999           1998             1997
         --------                ----           ----             ----
                             AMOUNT    %     AMOUNT    %     AMOUNT   %
                             ------    -     ------    -     ------   -

            A               $2,900    24    $1,859    23     $2,990   42
            B                2,527    21     1,801    22      1,238   17
            C                1,196    10     1,107    13         --   --
            D                1,158    10        --    --         --   --
            E                 636      5       832    10         --   --


The Company purchases raw materials from various suppliers and in some cases there are a limited number of suppliers for certain materials. In 1999, 1998 and 1997, one supplier accounted for 95%, 90%, and 50%, respectively, of the Company's requirement of one particular item. Although the Company maintains a good relationship with this supplier, the loss of this supplier could have a material impact on the Company's ability to manufacture its required volume of product. The Company has identified alternative sources for this material and continues to seek alternative sources of supply.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(13)     MAJOR  CUSTOMERS  (CONTINUED)

The major customers listed below accounted for approximately the following amounts and related percentages of the trade accounts receivable balance of the Company at December 31:


                                          1999                 1998
                                          ----                 ----


                    CUSTOMER        AMOUNT      %        AMOUNT       %
                    --------        ------      -        ------       -

                       A           $ 472       24        $   0        0
                       B           $ 669       34        $ 120       14
                       C               0        0        $ 212       25



(14)     RELATED PARTY TRANSACTIONS


A former managing director of FCJ is the controlling shareholder of SICO. Transactions with SICO during the years ended December 31, 1999, 1998 and 1997 consist of the following:


                                                    1999   1998   1997
                                                    ----   ----   ----

Rent of premises...................................$292   $354   $331
Purchase of services
and utilities...................................... 580    318    286
Other expenses.....................................  30     --     17
Sales of fibers....................................  --     25     49

In 1999, the Company has sales to MEFC of $236, in which the Company holds a 15% interest.

The Company has a consulting agreement with One Financial Group, Incorporated, that provides services as a financial advisor. Mr. Steven Phillips, a director of the Company, controls One Financial Group. The Company incurred costs of $46 in each of the years 1998 and 1997 under this agreement. In 1999, One Financial Group was granted options to purchase common stock of the Company in lieu of receiving cash payment for services valued at $94. This amount is included in selling, general and administrative expenses.

             FIBERCORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(15)     FOREIGN OPERATIONS

The Company has operations in three principal geographic areas: the United States (Company and ALT), Germany (FCJ), and Malaysia (FCA). Following is a summary of information by area for the years ended December 31, 1999, 1998 and 1997:



                                               1999        1998        1997


Net  sales to  customers in:
  United States..........................   $  1,697    $    135      $   128
  Germany................................      5,432       5,015        4,859
  United Kingdom.........................      2,895       1,801        1,234
  Other..................................      2,102       1,250          857
                                             --------    --------      -------
Net sales as reported in the accompanying
 consolidated statements of operations...   $ 12,126    $  8,201      $ 7,078
                                             ========    ========      =======

Long-lived assets:

  United States..........................   $  9,375    $  9,499      $ 9,936
  Germany................................      3,788       4,885        4,580
  Malaysia...............................      5,336       5,299           --
                                             --------    --------      -------
  Total long-lived assets................   $ 18,499    $19,683       $14,516
                                             ========    ========      =======

Inter-company sales are eliminated in consolidation and are excluded from net sales reported in the accompanying consolidated statements of operations. Identifiable assets are those that are identifiable with operations in each geographic area. FCA (Malaysia) had no significant operations since its formation in 1997.

(16)     ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its resulting designation. The Company is evaluating the effect this new standard, as amended, will have on the Company's financial statements. The Company is required to adopt this standard by January 1, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT EXECUTIVE OFFICERS AND DIRECTORS

The following tables set forth certain information with respect to each person who was an executive officer or director of the Company as of December 31, 1999.



            NAME         AGE           POSITION


Dr. Mohd A. Aslami       53       Chairman of the Board of Directors, Chief
                                   Executive Officer, and President
Charles De Luca          62       Managing Director of FiberCore Jena GmbH
                                   And Director of the Company
Michael J. Beecher       55       Chief Financial Officer and Treasurer
Steven Phillips          54       Director
Hedayat Amin-Arsala      58       Director
Javad K. Hassan          59       Director


Dr. Aslami is a co-founder, Chairman of the Board of Directors and Chief Executive Officer of the Company. Dr. Aslami has served as Chairman and Chief Executive Officer of FiberCore Jena, the Company's wholly-owned subsidiary in Germany, since 1994. Dr. Aslami also co-founded ALT in 1986, and served as its President, Chief Executive Officer and director from 1986 to 1994. Dr. Aslami received a Ph.D. in chemical engineering from the University of Cincinnati in 1974.

Mr. De Luca is Managing Director of FiberCore Jena GmbH and is a co-founder and director of the Company. Mr. De Luca also co-founded and became an Executive Vice President and director of ALT in 1986. Mr. De Luca received his MBA in marketing and business management from St. Johns University in 1974.

Mr. Beecher became Chief Financial Officer of the Company in April 1996. Mr. Beecher was the Vice President/Treasurer and Chief Financial Officer at the University of Bridgeport from 1989 through 1995. Mr. Beecher is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants.

Mr. Phillips became a director of the Company in May 1995 and became a director of ALT in 1989. In addition to his consulting activities for the Company, Mr. Phillips also serves as a director and financial advisor for several companies through his company, One Financial Group Incorporated. Until recently, he served as interim Chief Financial Officer for a start-up internet company, and for five years as Chief Financial Officer of the Winstar Government Securities Company L. P., a registered U.S. Government securities dealer which he co-founded. Since August 1987, Mr. Phillips has served as a director, Secretary and Chief Financial Officer of James Money Management, Inc., a private investment company.

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

Mr.  Hassan  joined  AMP  Incorporated  (now  Tyco)  in 1988  as Vice  President
Technology and in 1993 was appointed Corporate Vice President, Strategic Businesses, later renamed Global Interconnect Systems Business ("GISB") where he pioneered and deployed a new strategy to take Tyco from a connector company to a global interconnection systems and solutions organization. He was named President of GISB in 1993. After retiring from Tyco in 1998, Mr. Hassan founded and is Chairman and CEO of NeST (Network Systems and Technologies) a provider of software, systems and electronics design and manufacturing with over 2000 employees. He is Chairman of AM Communications, a public company providing broadband network monitoring and management systems to cable TV operators, and General Partner to MESA (Middle East and Southeast Asia) Venture Capital Fund for targeted investments in US based technology companies. He is a member of the board of several companies and currently serves as Chairman of the Eletronic Development Commission for the Government of Kerala in India. Mr. Hassan received a B.S.M.E. degree from Kerala University in 1962, a Masters of Materials Science degree from the University of Bridgeport, Connecticut in 1968 and was elected IEEE Fellow, Institute of Electrical and Electronics Engineers in 1986.

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished the Company. Based solely on review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that during the year ended December 31, 1999 all of its executive officers and directors complied with the requirements of Section16(a), except that: Mohd Aslami, an officer and director of the Company, did not timely file the annual Form 5 with respect to his acquisition of 1,114,644 options to purchase shares of the Company and did not timely report the acquisition by his wife of 1,271,676 shares issued on conversion of a loan in December 1999; Mr. Charles De Luca, an officer and director of the Company, did not timely file the annual Form 5 with respect to his acquisition of 515,296 options to purchase shares of the Company and did not timely report the acquisition by his wife of 1,271,676 shares issued on conversion of a loan in December 1999; and, Michael Beecher, an officer of the Company, did not timely file the annual Form 5 with respect to his acquisition of 408,972 options to purchase shares of the Company. Mr. Hedayat Amin-Arsala, a director of the Company, did not timely file the annual Form 5 with respect to his acquisition of 54,666 options to purchase shares of the Company and did not timely report his acquisition of 1,488,243 shares on conversion of a loan in December 1999. Mr. Javad K. Hassan, a director of the Company, did not file the annual Form 5 with respect to his acquisition of 53,833 options to purchase shares of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Following is a summary of the compensation earned and/or paid to the Company's Chief Executive Officer and its most highly compensated executive officers for the last three years.

                           SUMMARY COMPENSATION TABLE

                      ANNUAL COMPENSATION                                   AWARDS
--------------------------------------------------------------------------------------------------------------
Name and Principal Position   Fiscal Year Salary$    Bonus$   Other Annual   Restricted Stock     Securities
                                                              Compensation       Award(s)$        Underlying
                                                                                                Options/SARs(#)
--------------------------------------------------------------------------------------------------------------
Dr. Mohd Aslami                  1999      133,334     ---         ---                             1,114,644
  Chairman, Chief Executive      1998      156,583     ---         ---                               184,911
  Officer & President            1997      146,500     ---         ---                               359,752
--------------------------------------------------- ---------------------------------------------------------
Charles De Luca                  1999       76,761     ---         ---                               515,296
  Managing Director              1998       97,116     ---         ---                               106,324
  FiberCore Jena GmbH            1997       98,398     ---         ---                               189,502
--------------------------------------------------- ---------------------------------------------------------

Michael J. Beecher               1999       86,250     ---         ---                               408,972
  Chief Financial Officer        1998      100,000     ---         ---                                    --
  & Treasurer                    1997       85,000     ---         ---                               120,000
--------------------------------------------------- ---------------------------------------------------------
Hans Moeller                     1999      120,000     ---         ---
  Former Managing Director,      1998      120,000     ---         ---                                    --
  FiberCore Jena GmbH            1997      120,000     ---         ---                               300,000
--------------------------------------------------- ---------------------------------------------------------


Under an agreement  dated October 1, 1998, in 1999 Dr.  Aslami,  Mr. De Luca and
Mr. Beecher accepted salary reductions of 33.3%, 33.3%, and 25.0%, respectively and were awarded stock options for these salary reductions to purchase shares of 739,644, 425,296, and 318,972, respectively. The option exercise price is $0.1875 per share, which was the closing price of the shares as of the date of the agreement.




                       EXECUTIVE COMPENSATION (CONTINUED):


OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table lists the options granted to the executive officers during the year ended December 31, 1999.


------------------------------------------------------------------------------------------------------------------------------
                                                              INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------
          Name               Number of    % of Total     Exercise       Expiration         Potential       Potential realized
                             Securities     Options/      or base          Date         realized values    values at assumed
                             Underlying       SARs         price                          at assumed        annual rates of
                             Options/     Granted to     ($/Share)                      annual rates of       stock price
                                SARs        Employees                                    stock price        appreciation.
                              Granted      in Fiscal                                  appreciation for      for option term
                                (#)          Year                                        option term           10% ($)
                                                                                            5%($)
------------------------------------------------------------------------------------------------------------------------------
Dr. Mohd Aslami                  739,644     27.5%        $0.1875      Oct. 1, 2008        $  5,893            $   91,530
                                 375,000                  $2.125       Dec. 31, 2009       $501,150            $1,270,014
------------------------------------------------------------------------------------------------------------------------------
Charles De Luca                  425,296     12.7%        $0.1875      Oct. 1, 2008        $  3,388            $   52,630
                                  90,000                  $2.125       Dec. 31, 2009       $120,276            $  304,803
------------------------------------------------------------------------------------------------------------------------------
Michael J. Beecher               318,972     10.1%        $0.1875      Oct. 1,2008         $  2,541            $   39,472
                                  90,000                  $2.125       Dec. 31, 2009       $120,276            $  304,803
------------------------------------------------------------------------------------------------------------------------------






             (The remainder of this page intentionally left blank.)

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTIONS/SAR VALUES


The following table lists the options/SARs exercised during the year and the options/SARs held by the executive officers that were unexercised at December 31, 1999.



------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Value of unexercised
                                                                    Number of Securities         In-the-money options/SARs at
                                                                   Underlying unexercised                 FY-end ($)
                            Shares acquired        Value         options/SARs at FY-end (#)       Exercisable/Unexercisable
          Name              on exercise (#)    Realized ($)      Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------
Dr. Mohd Aslami                    --                --               975,398/744,822                $1,585,927/$715,530
------------------------------------------------------------------------------------------------------------------------------
Charles De Luca                    --                --               554,524/302,648                 $896,676/$412,006
------------------------------------------------------------------------------------------------------------------------------
Michael J. Beecher                 --                --               333,734/249,486                 $452,738/$309,004
------------------------------------------------------------------------------------------------------------------------------
Hans Moeller                       --                --                  300,000/0                       $289,500/$0
------------------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

The Company maintains a compensation plan for outside directors (directors who are not employees of the Company), wherein each outside director receives an initial award of 10,000 non-qualified stock options and a fee of $10,000 per year, payable quarterly, and $250 for each Board of Directors meeting or Committee of the Board meeting attended.

The Company has a consulting agreement with One Financial Group, Incorporated that provides services as a financial advisor. Mr. Steven Phillips, a director of the Company, controls of One Financial Group. The Company incurred costs of $46,000 in each of the years 1998 and 1997 under this agreement. In 1999, One Financial Group was granted options to purchase common stock of the Company in lieu of payment for services valued at $94,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

PRINCIPAL SECURITY HOLDERS

The following table sets forth certain information regarding the ownership of the Common Stock as of March 1, 2000, with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Executive Compensation Table,
(iii) each director of the Company and (iv) all the directors and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

         NAME
          AND                                                 SHARES                      %
        ADDRESS(1)                                            OWNED                     OWNED
       ----------                                             ------                    -----
Mohd Aslami..........................................     9,591,769  (2), (10)          16.5
Charles De Luca......................................     6,286,360  (3), (10)          10.8
Steven Phillips......................................     3,232,914  (4)                 5.6
Hans F.W. Moeller....................................       388,235  (5)                 0.7
Michael J. Beecher...................................       583,220  (6)                 1.0
Hedayat Amin-Arsala..................................     2,412,940  (7)                 4.1
Javad K. Hassan......................................        53,333  (8)                  .1
Tyco Electronics Corp. (formerly AMP) ...............     9,244,297  (9),(10)           15.9
All directors and executive officers
  as a group (7 persons).............................    22,548,771                     38.7%

------------------------------------

(1) The addresses of the persons and entities named in this table are as follows: Messrs. Aslami, De Luca, Phillips, Beecher, Amin-Arsala and Hassan, c/o FiberCore, Inc., P. O. Box 180, 253 Worcester Road, Charlton, MA 01507; Tyco Electronics Corp., 470 Friendship Road, Harrisburg, PA 17105; Mr. Moeller, 10 Mansion Lane, Greenwich, CT 06831.

(2) Includes 1,389,158 shares and warrants to purchase 323,082 shares held by Dr. Aslami's wife, 316,420 shares held by Dr. Aslami's minor child and 1,587,569 shares held by the Ariana Trust of which Dr. Aslami's wife is the trustee and his children are beneficiaries. Also includes 1,944,161 options and warrants to purchase shares of the Company and 766,406 shares issuable on conversion of debt.

(3) Includes 2,666,772 shares and warrants to purchase 323,082 shares held by Elizabeth De Luca, Mr. De Luca's wife. Also includes 941,697 options and warrants to purchase shares of the Company and 475,582 shares issuable on conversion of debt.

(4) Includes 1,631,574 options and Warrants and 730,604 shares issuable on conversion of debt to One Financial Group, Incorporated, a Company controlled by Mr. Phillips and 67,083 options and warrants.

(5)  Includes 300,000 options.

(6)  Includes 583,220 options.

(7)  Includes 110,499 shares held by Mr. Amin-Arsala's wife.

(8) Includes options to acquire 53,333 shares to be issued to Mr. Hassan for his appointment as a director.

(9) Includes 3,419,977 shares into which the Tyco Note is convertible at $0.6641 per share and Warrants to purchase 2,765,487 shares.

(10) Under the Tyco loan, the Company, Mohd A. Aslami, Charles De Luca, M. Mahmud Awan (a former director) and Tyco entered into a Voting Agreement pursuant to which they agreed to vote together to elect a slate of directors to the Board of Directors of the Company.







            (the remainder of this page is intentionally left blank)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS

During the year 1999, the Company issued notes to Dr. Aslami, Mr. De Luca and One Financial Group Incorporated ("OFG"), in the amounts of $192,000, $119,000 and $181,000, respectively, for previously unpaid salaries, fees and expense. Mr. Phillips, a director of the Company, controls OFG. The notes bear interest at 8.0% per year and are due on December 31, 2000. In conjunction with the notes, Dr. Aslami, Mr. De Luca and OFG were granted warrants to purchase shares of the Company of 161,441, 84,525, and 150,735, respectively. The warrants have an exercise price of $0.25 per share which was the closing trading price of the shares at the date of issue and expire on July 1, 2004. Additionally, the unpaid balance of the notes plus accrued and unpaid interest are also convertible into shares of the Company at $0.25 per share, which was the closing trading price of the shares at the date the notes were issued.

During the year, two notes each in the principal amount of $250,000, due the spouses of Dr. Aslami and Mr. De Luca, matured and were renewed. In conjunction with the renewal, each lender was granted warrants to purchase 323,082 shares of the Company at $0.26 per share and the renewed notes included conversion rights at the same $0.26 per share which was the closing trading price at the date of issue. In December 1999, these notes were converted into 2,543,352 common shares of the Company.

Also during 1999, Mr. Amin-Arsala converted a note due him from the Company in the principal amount of $249,000 into 1,488,243 common shares of the Company.

CONSULTING

See Item 11, Executive Compensation - Compensation of Directors.














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


EXHIBIT
NUMBER
------
  +2.1       Agreement and Plan of Reorganization dated as of July 18, 1995 between Venturecap, Inc. and FiberCore Incorporated.
  +2.2       Agreement of Merger dated as of July 18, 1995 between Venturecap, Inc. and FiberCore Incorporated.
  +2.3       Agreement and Plan of Reorganization  dated as of September 18, 1995 between the FiberCore,  Inc. Alt Merger Co., and
             Automated Light Technologies, Inc. ("ALT").
  +2.4       Agreement dated February 13, 1987 between Norscan Instruments Ltd. and ALT.
  +3.1       Certificate of Incorporation of FiberCore, Inc.
  +3.2       By-Laws of FiberCore, Inc.
  +10.1      Loan Agreement dated August 2, 1990 between ALT and Connecticut Innovations, Inc. ("CII").
  +10.2      Promissory Note issued by ALT to CII.
  +10.3      Security Agreement dated as of August 1990 between ALT and CII.
  +10.4      Subordination executed August 2, 1990 between CII, Mohd Aslami, and Charles De Luca.
  +10.5      Collateral Assignment and Security Agreement dated August 2, 1990 between ALT and CII.
  +10.6      Loan Agreement dated December 5, 1990 between ALT and the Connecticut Development Authority  ("CDA").
  +10.7      Promissory Note dated December 5, 1990 issued by ALT to CDA.
  +10.8      Guaranty dated December 5, 1990 issued to CDA by Mohd Aslami and Charles De Luca.
  +10.9      Collateral Assignment and Security Agreement dated December 5, 1990 between ALT and CDA.
  +10.10     Security Agreement dated as of December 5, 1990 between ALT and CDA.
  +10.11     Subordination dated November 5, 1990 between CDA, Mohd Aslami and Charles De Luca.
  +10.12     Form of Warrant issued by ALT to CDA.
  +10.13     Form of Warrant issued by Agreement between ALT to Connecticut Innovations Incorporated.
  +10.14     Form of Warrant issued by ALT.
  +10.15     Form of FiberCore Incorporated Warrant.
  +10.16     Assignment dated November 8, 1993 by Gregory Perry to FiberCore Incorporated of U.S. Patent No. 4,596,589.
  +10.17     Lease executed January 31, 1994 between Cobra Realty Trust, FiberCore Incorporated, Mohd Aslami and Charles De Luca.
  +10.18     Agreement  dated June 7, 1994 between Sico  Quarzschmelze  Jena,  GmbH ("Sico") and FiberCore Inc., to lease building and equipment and to manufacture optical fiber and optical fiber preform.
  +10.19     Agreement  dated August 19, 1995 between Sico and  FiberCore  Glasfaser  Jena GmbH,  with  supplemental  agreement by
             Walter Nadrag.
  +10.20     Cooperation Agreement dated December 19, 1995 between Sico and FiberCore, Inc.

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


              FIBERCORE, INC.
               (Registrant)



        By: /s/  Mohd A. Aslami                              March 28, 2000
            ---------------------------------------
        Dr. Mohd A. Aslami
        Chairman, Chief Executive Officer
        and President (Principal Executive Officer)


        By: /s/ Michael J. Beecher                           March 28, 2000
          ------------------------------------------
        Michael J. Beecher
        Chief Financial Officer and Treasurer
        (Principal Financial Officer and
        Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Mohd A. Aslami                        Chairman of the Board,                            March 28, 2000
-----------------                        President
Dr. Mohd A. Aslami                       Chief Executive Officer,
                                         Director


/s/ Charles De Luca                      Secretary and Director                            March 28, 2000
-------------------
Charles De Luca


/s/ Steven Phillips                      Director                                          March 28, 2000
-------------------
Steven Phillips
