Form 10-Q
period 2000-03-31
FIBERCORE INC
filed 2000-05-04
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                 ---------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from           to
                                              ----------   ------------
                         Commission file number: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)

                Nevada                                          87-0445729
         ----------------------                                 ----------
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
The number of shares of the Registrant's common stock outstanding as of March 31, 2000 was 42,083,613.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                           Page

PART I   FINANCIAL INFORMATION.............................................................................................    3

         ITEM 1.  FINANCIAL STATEMENTS.....................................................................................    3

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                           AT MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999.............................................    3

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                           THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)..........................................    4

                           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                           INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999................................    5

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                           THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)......................................    6

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED).....................................................................................    7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................................    9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................................   10

PART II  OTHER INFORMATION ................................................................................................   11

         ITEM 1.  LEGAL PROCEEDINGS........................................................................................   11

         ITEM 2.  CHANGES IN SECURITIES....................................................................................   11

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..........................................................................   11

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................   11

         ITEM 5.  OTHER INFORMATION........................................................................................   11

         ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K...........................................................................   11


SIGNATURES  ...............................................................................................................   12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)                                                            March 31,        December 31,
                                                                                                      2000               1999
                                                                                                    ----------       ------------
                                                                                                   (Unaudited)
                                     ASSETS
Current assets:
         Cash     ...........................................................................    $       1,274     $          487
         Accounts receivable - net...........................................................            1,848              2,013
         Inventories.........................................................................            2,852              3,047
         Prepaid and other current assets....................................................               71                 16
                                                                                                 -------------     --------------
                  Total current assets.......................................................            6,045              5,563
                                                                                                 -------------     --------------

Property and equipment - net.................................................................            3,497              4,062
                                                                                                 -------------     --------------

Other assets:
         Notes receivable from joint venture partners........................................            4,949              4,949
         Restricted cash.....................................................................            1,884              1,981
         Patents - net.......................................................................            4,636              4,762
         Investments in joint ventures.......................................................            1,425              1,425
         Other    ...........................................................................            1,229              1,320
                                                                                                 -------------     --------------
                  Total other assets.........................................................           14,123             14,437
                                                                                                 -------------     --------------
                  Total assets...............................................................    $      23,665     $       24,062
                                                                                                 =============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable.......................................................................    $       1,415     $        2,006
         Accounts payable....................................................................            1,531              1,536
         Accrued expenses....................................................................            1,552                980
                                                                                                 -------------     --------------
                  Total current liabilities..................................................            4,498              4,522

Long-term interest payable...................................................................            1,373              1,267
Long-term debt...............................................................................            8,125              8,296
                                                                                                 -------------     --------------

                  Total liabilities..........................................................           13,996             14,085
                                                                                                 -------------     --------------
Minority interest ...........................................................................            3,264              3,263
                                                                                                 -------------     --------------
Stockholders' equity:
         Preferred stock, $.001 par value, authorized 10,000,000 shares;
           no shares issued and outstanding..................................................              ---                ---
         Common stock, $.001 par value, authorized  100,000,000 shares; shares issued and outstanding: 42,083,613 at March 31, 2000 and 41,404,602 at
               December 31, 1999.............................................................               42                 42
         Paid in capital.....................................................................           25,251             24,874
         Accumulated deficit.................................................................          (17,692)           (17,196)
         Accumulated other comprehensive income (deficit):
           Foreign currency translation adjustment...........................................           (1,196)            (1,006)
                                                                                                 -------------     --------------
                  Total stockholders' equity.................................................            6,405              6,714
                                                                                                 -------------     --------------
                  Total liabilities and stockholders' equity.................................    $      23,665     $       24,062
                                                                                                 =============     ==============

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Dollars in thousands except share data)
                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2000            1999
                                                       ----            ----

Net sales ......................................   $      3,453    $      2,655
Cost of sales                                             2,721           2,337
                                                   ------------    ------------
         Gross profit ..........................            732             318

Operating expenses:
  Selling, general and administrative expenses .            697             544
  Research and development .....................            237             111
                                                   ------------    ------------
         Loss from operations ..................           (202)           (337)

Interest income ................................             72              84
Interest expense ...............................           (226)           (221)
Foreign exchange loss-net ......................            (86)           (197)
Other income ...................................              4              16
                                                   ------------    ------------
         Loss before income taxes ..............           (438)           (655)

 Provision for income taxes .....................           (58)            --
                                                   ------------    ------------
         Net loss ..............................   $       (496)   $       (655)
                                                   ============    ============

Basic and diluted loss per share of common stock   $     (0.012)   $     (0.018)
                                                   ============    ============

Weighted average shares outstanding ............     41,678,243      35,991,463
                                                   ============    ============

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


(Dollars in thousands except share data)
                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2000        1999
                                                              ----        ----

Net loss ............................................  $     (496)    $   (655)

Other comprehensive income (loss):
  Foreign currency translation adjustments...........        (190)        (351)
                                                           -------      -------
Comprehensive loss...................................  $     (686)    $ (1,006)
                                                           =======      =======














    See accompanying notes to the condensed onsolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Dollars in thousands except share data)
                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                                ------------------------------
                                                                                                    2000              1999
                                                                                                    ----              ----
Cash flows from operating activities:
  Net loss..............................................................................        $      (496)       $    (655)

Adjustments  to reconcile  net loss to net cash  provided by (used in) operating activities:
  Depreciation and amortization.........................................................                541              494
  Deferred income tax provision.........................................................                 49              ---
  Other  ...............................................................................                (10)             182

  Changes in assets and liabilities:
    Accounts receivable.................................................................                 68              (34)
    Inventories.........................................................................                 49              276
    Prepaid and other current assets....................................................                (56)             (15)
    Accounts payable....................................................................                 25             (250)
    Accrued expenses....................................................................                164               93
                                                                                                     -------          -------
      Net cash provided by  operating activities........................................                334               91
                                                                                                     -------          -------

Cash flows from investing activities:
  Purchase of property and equipment....................................................               (131)            (334)
  Reimbursement from government grant...................................................                168              261
  Other  ...............................................................................                (38)              (4)
                                                                                                     -------          -------
      Net cash used in investing activities.............................................                 (1)             (77)
                                                                                                     -------          -------

Cash flows from financing activities:
  Proceeds from issuance of common stock................................................                 56               20
  Proceeds from stock subscriptions.....................................................                532              ---
  Repayment of notes-net................................................................               (337)            (226)
  Increase in long-term interest payable................................................                106               95
                                                                                                     -------          -------
      Net cash provided by (used in) financing activities...............................                357             (111)
                                                                                                     -------          -------

Effect of foreign exchange rate change on cash..........................................                 97               (3)
                                                                                                     -------          -------

Increase (decrease) in cash.............................................................                787             (100)
Cash, beginning of period...............................................................                487              150
                                                                                                     -------          -------
Cash, end of period.....................................................................       $      1,274       $       50
                                                                                                     =======          =======

Supplemental disclosure:
     Common stock issued for conversion of debt.........................................       $        321       $      ---
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

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Amounts in thousands except share data)


1.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of March 31, 2000 and related condensed consolidated statements of operations, comprehensive income
(loss), and cash flows for the three months ended March 31, 2000 and 1999 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

         The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 1999 included in the Company's Annual Report on Form 10-K.


2.       INVENTORIES

         Inventories consist of the following:


                                                  March 31,         December 31,
                                                    2000              1999
                                                 ---------          ---------
          Raw materials                            $ 1,418          $ 1,745
          Work-in-progress                             411              361
          Finished goods                             1,024              941
                                                 ---------          ---------
                                      Total        $ 2,853          $ 3,047
                                                 =========          =========

3.       RESTRICTED CASH

         Restricted cash represents the German Mark (DM) 3,850 deposit with the Berliner Bank securing the loan from the Berliner Bank of DM 7,700. The deposit is reflected in the financial statements in the U.S. Dollar equivalent using the exchange rates in effect at the balance sheet date. The decrease of $97 in the balance sheet amount from December 31, 1999 to March 31, 2000 is the result of the exchange rate change. The change is accounted for as an unrealized foreign exchange loss in the statement of operations.

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

                        FIBERCORE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)


(Amounts in thousands except share data)


5.       SUBSEQUENT EVENT

         Subsequent to March 31, 2000, the Company signed an agreement with Algar S. A. to acquire Xtal Fibras Opticas S. A. for a cash purchase price of $25,000. Xtal, located in Campinas, Brazil, manufactures primarily singlemode fiber for the Brazilian market. The acquisition, which is scheduled to close on June 30, 2000, is subject to the completion of due diligence, execution of definitive agreements, and other conditions. The Company has engaged an investment banker to assist in arranging financing for the acquisition.








              (The remainder of this page intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Sales for the three months ended March 31, 2000 were $3,453,000, more than 30% greater than the sales of $2,655,000 for the same period in 1999. This increase is attributable to an increase in the volume of product shipped to new and continuing customers. In addition, market prices began to increase as the demand for fiber has increased.

         Gross profit more than doubled to $732,000 or 21.2% of sales for the first quarter of 2000 from $318,000 or 12% of sales for the first quarter of 1999. The increase reflects the higher sales performance and production efficiency improvements that resulted in lower production costs compared to the first quarter of 1999. The Company anticipates that the gross margins will continue to improve as prices strengthen and further cost reductions and process improvements are implemented. In addition, the planned increase in production volume is expected to further improve the gross margin.

         Selling, general and administrative costs increased $153,000 or 28.1% in the first quarter of 2000 compared to the first quarter of 1999. This increase was primarily due to increases in personnel costs. Research and development costs increased $126,000 or 113.5%. The increase in research and development costs was due to increased spending on a new technology development project and other process improvements. The Company intends to continue current spending levels on research and development through the remainder of 2000.

         Interest income decreased $12,000 or 14.3% during the first quarter of 2000 compared to the same period in 1999. This decrease is due to a decrease in investment income on the security deposit with the Berliner Bank.

         Foreign exchange losses were $86,000 in the first quarter of 2000 compared to $197,000 for the same period in 1999. The loss in 2000 is principally due to the decline in the value of the Euro and the German Mark versus the U. S. Dollar, although this decrease in value was lower in the first quarter of 2000 compared to the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES


         The Company achieved a positive cash flow from operations of $334,000 in the first quarter of 2000, an increase of more than 267% compared to the positive cash flow from operations of $91,000 in the first quarter of 1999. This resulted from the loss for the period of $496,000 offset by depreciation and amortization and other non-cash charges of $580,000 and changes in other working capital items. The improvement in cash from operations is the result of the higher sales and gross profit. Accrued expenses increased by $164,000 principally due to an increase in accrued salaries and interest payable.

         The Company invested $131,000 in new equipment during the first quarter of 2000 and received $168,000 in German government grants for investments.

         Notes payable decreased by $337,000 in the first quarter of 2000 principally due to the repayment of amounts previously drawn on the working capital credit lines at its German subsidiary, FiberCore Jena Gmbh. The Company anticipates that the use of these credit lines will increase during the balance of 2000 as the Company increases production to meet anticipated increases in sales. The Company also received $532,000 from subscriptions for the purchase of common stock. The proceeds are intended to be used for capacity expansion and general purposes.

         Long-term interest payable increased $106,000 during the first quarter of 2000, due to the accrual of interest on the Tyco Electronics Corp. loans wherein the interest is payable at maturity of these loans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK

         The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company's principal operating subsidiary, FiberCore Jena, is located in Germany and its functional currency is the EURO.

FOREIGN CURRENCY RISK. FiberCore Jena may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the Euro. At March 31, 2000, FiberCore Jena had outstanding forward exchange contracts for the sale of U.S. Dollars totaling $300,000 which mature at various dates in 2000. The weighted-average exchange rate in these contracts is $1.0222 per Euro. A 10% change in the exchange rate could result in a gain or loss on these contracts of approximately $25,000.

         At March 31, 2000, the Company had a long-term loan denominated in Deutsche Marks (DM) totaling DM 7,700,000. The principal of the loan is due at maturity, September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $24,000 for each of the years 1999 through 2005, and by approximately $18,000 in 2006.

         Substantially all of the Company's sales are through its German subsidiary. Additionally, at March 31, 2000, 39% and 22% of the Company's assets are at its German subsidiary and Malaysian joint venture, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

INTEREST RATE RISK. At March 31, 2000, the Company had short and long-term loans with interest rates based on the prime rate and LIBOR which are adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on these loans would have increased or decreased the first quarter 2000 interest expense by approximately $17,000.

                           PART II - OTHER INFORMATION

ITEMS 1 - 4.
                  None

ITEM 5.

                  On April 26, 2000, FiberCore, Inc. entered into an agreement to acquire the optical fiber manufacturing facilities operated by Xtal Fibras Opticas S. A., located in Campinas, Brazil, as described in the attached press release.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A)      EXHIBITS

                 10.1 Agreement for the Acquisition of Xtal Fibras Opticas S.A. by FiberCore, Inc.

                 27     Financial Data Schedule

                 99.1   Press Release, dated April 28, 2000

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





                               FiberCore, Inc.
                               ---------------
                                 (Registrant)


Date:  May 4, 2000             /s/ Mohd Aslami
                               -------------------------------------------------
                               Dr. Mohd A. Aslami
                               Chairman, President and Chief Executive Officer
                                  (Duly Authorized Officer)





Date:  May 4, 2000            /s/  Michael J. Beecher
                              -------------------------------------------------
                              Michael J. Beecher
                              Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)