Form 10-Q
period 2000-06-30
FIBERCORE INC
filed 2000-08-14
CIK 917770

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission file number: 0-21823

                                 FIBERCORE, INC.

             (Exact name of registrant as specified in its charter)

                        Nevada                               87-0445729
     -------------------------------------------             ----------
    (State or other jurisdiction of incorporation          (I.R.S. Employer
                  or organization)                        Identification No.)

                        253 Worcester Road, P.O. Box 180
                               Charlton, MA 01507
              -----------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (508) 248-3900
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X            No
    ---------------       -------------

The number of shares of the Registrant's common stock outstanding as of July 31, 2000 was 52,254,918.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I   FINANCIAL INFORMATION.............................................. 3
         ITEM 1.  FINANCIAL STATEMENTS...................................... 3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999........ 3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND
                  1999 (UNAUDITED).......................................... 4

                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                  INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED
                  JUNE 30, 2000 AND 1999.................................... 5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  (UNAUDITED)............................................... 6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)............................................... 7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...............................................13

PART II  OTHER INFORMATION..................................................14

         ITEM 1.  LEGAL PROCEEDINGS.........................................14
         ITEM 2.  CHANGES IN SECURITIES.....................................14
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................14
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......14
         ITEM 5.  OTHER INFORMATION.........................................14
         ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K............................14

SIGNATURES..................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

                                                                                            June 30,       December 31,
                                                                                              2000             1999
                                                                                           ----------       ----------
                                                                                           (Unaudited)
                                         ASSETS
Current assets:
         Cash ..........................................................................     $  2,950        $    487
         Accounts receivable - net .....................................................        6,687           2,013
         Inventories ...................................................................        6,507           3,047
         Prepaid and other current assets ..............................................          621              16
                                                                                             --------        --------
                  Total current assets .................................................       16,765           5,563
                                                                                             --------        --------
Property and equipment - net ...........................................................       14,241           4,062
                                                                                             --------        --------

Other assets:
         Notes receivable from joint venture partners ..................................        4,949           4,949
         Restricted cash ...............................................................        1,879           1,981
         Patents - net .................................................................        4,466           4,762
         Investments in joint ventures .................................................        1,425           1,425
         Goodwill ......................................................................       11,230              --
         Other .........................................................................        1,195           1,320
                                                                                             --------        --------
                  Total other assets ...................................................       25,144          14,437
                                                                                             --------        --------
                  Total assets .........................................................     $ 56,150        $ 24,062
                                                                                             ========        ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Notes payable .................................................................     $ 11,707        $  2,006
         Accounts payable ..............................................................        5,560           1,536
         Accrued expenses ..............................................................        4,248             980
                                                                                             --------        --------
                  Total current liabilities ............................................       21,515           4,522

Long-term interest payable .............................................................           --           1,267

Long-term debt .........................................................................       10,131           8,296
                                                                                             --------        --------
                  Total liabilities ....................................................       31,646          14,085
                                                                                             --------        --------

Minority interest ......................................................................        4,453           3,263
                                                                                             --------        --------
Stockholders' equity:
         Preferred stock, $.001 par value, authorized
          10,000,000 shares;  no shares
          issued and outstanding .......................................................           --              --

         Common stock, $.001 par value, authorized
          100,000,000 shares; issued and out-
          standing: 52,203,563 at June 30, 2000
          and 41,404,602 at December 31, 1999 ..........................................           52              42
         Paid in capital ...............................................................       44,076          24,874
         Accumulated deficit ...........................................................      (23,025)        (17,196)
         Accumulated other comprehensive
          income (deficit):
             Foreign currency translation adjustment ...................................       (1,052)         (1,006)
                                                                                             --------        --------

                  Total stockholders' equity ...........................................       20,051           6,714
                                                                                             --------        --------
                  Total liabilities and stockholders' equity ...........................     $ 56,150        $ 24,062
                                                                                             ========        ========

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                                    Three Months Ended                     Six Months Ended
                                                                          June 30,                              June 30,
                                                              -------------------------------       -------------------------------
                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
Net sales ..............................................      $      6,413       $      2,371       $      9,866       $      5,026
Cost of sales ..........................................             4,723              1,946              7,444              4,283
                                                              ------------       ------------       ------------       ------------

         Gross profit ..................................             1,690                425              2,422                743

Operating expenses:
  Selling, general and administrative expenses .........               976                637              1,673              1,181
  Research and development .............................               193                178                430                289
                                                              ------------       ------------       ------------       ------------

         Income (loss) from operations .................               521               (390)               319               (727)

Interest income ........................................                 9                  1                 81                 85
Interest expense .......................................            (5,598)              (227)            (5,824)              (448)
Foreign exchange income (loss) - net ...................                52               (121)               (34)              (318)
Other income - net .....................................                57                 18                 61                 34
Minority interest in income of subsidiary ..............               (37)                --                (37)                --
                                                              ------------       ------------       ------------       ------------
         Income (loss) before income taxes .............            (4,996)              (719)            (5,434)            (1,374)

Provision for income taxes .............................              (337)                --               (395)                --
                                                              ------------       ------------       ------------       ------------


         Net loss ......................................      $     (5,333)      $       (719)      $     (5,829)      $     (1,374)
                                                              ============       ============       ============       ============

Basic and diluted loss per share of common stock .......      $      (0.11)      $      (0.02)      $      (0.13)      $      (0.04)
                                                              ============       ============       ============       ============

Weighted average shares outstanding ....................        46,458,419         36,262,861         44,176,241         36,127,912
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

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                           June 30,
                                                                        -----------------------           -------------------------
                                                                          2000            1999             2000              1999
                                                                        -------           -----           -------           -------
Net loss .....................................................          $(5,333)        $  (719)          $(5,829)          $(1,374)

Other comprehensive income (loss):
    Foreign currency translation adjustment ..................              144              55               (46)             (296)
                                                                        -------           -----           -------           -------

Comprehensive loss ...........................................          $(5,189)        $  (664)          $(5,875)          $(1,670)
                                                                        =======           =====           =======           =======


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                         --------------------------
                                                                                                           2000              1999
                                                                                                         --------           -------
Cash flows from operating activities:
  Net loss ....................................................................................          $ (5,829)         $ (1,374)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...............................................................             1,186               958
  Non-Cash interest expense ...................................................................             5,317               190
  Deferred income tax provision ...............................................................               227                --
  Other .......................................................................................                26               527

Changes in assets and liabilities, excluding acquisition:
  Accounts receivable .........................................................................              (608)             (267)
  Inventories .................................................................................               346               130
  Prepaid and other current assets ............................................................                99               (18)
  Accounts payable ............................................................................               166              (104)
  Accrued expenses ............................................................................               666                95
                                                                                                         --------           -------
     Net cash provided from operating activities ..............................................             1,596               137
                                                                                                         --------           -------

Cash flows from investing activities:
  Purchase of property and equipment ..........................................................              (931)             (758)
  Reimbursement from government grant .........................................................               168               248
  Cash used for acquisition ...................................................................           (10,067)               --
  Cash acquired from acquisition ..............................................................               196                --
  Other .......................................................................................               (36)             (193)
                                                                                                         --------           -------
     Net cash used in investing activities ....................................................           (10,670)             (703)
                                                                                                         --------           -------

Cash flows from financing activities:
  Proceeds from sale of common stock ..........................................................             5,773               124
  Proceeds (repayment) of debt - net ..........................................................             5,681               380
                                                                                                         --------           -------
     Net cash provided by financing activities ................................................            11,454               504
                                                                                                         --------           -------

Effect of foreign exchange rate change on cash ................................................                83                (3)
                                                                                                         --------           -------

Increase (decrease) in cash ...................................................................             2,463               (65)
Cash, beginning of period .....................................................................               487               150
                                                                                                         --------           -------
Cash, end of period ...........................................................................          $  2,950          $     85
                                                                                                         ========           =======

Supplemental disclosure:
   Common stock issued for conversion of debt .................................................          $  8,079
   Cash paid for interest .....................................................................          $    117          $    132


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS AND MARKS IN THOUSANDS EXCEPT SHARE DATA)

1.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of June 30, 2000 and the related condensed consolidated statements of operations and comprehensive income
(loss) for the three and six month periods and statements of cash flows for the six month periods ended June 30, 2000 and 1999 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

         The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 1999 included in the Company's Report on Form 10-K.

         Certain amounts in the prior year have been reclassified to conform to the current period presentation.

2.       ACQUISITION OF XTAL FIBRAS OPTICAS S. A.

         On June 20, 2000, the Company, through a wholly owned subsidiary, acquired as of June 1, 2000, 90% of the capital stock of Xtal Fibras Opticas, S. A., ("Xtal"), from Algar S. A., ("Algar"), and entered into an agreement to acquire the remaining 10% of the capital stock (collectively, the "Acquisition"). Xtal's manufacturing facility is located in Campinas, Brazil and manufactures primarily singlemode optical fiber for sale mainly in Brazil. The acquisition was accounted for as a purchase.

         Prior to the Acquisition, no material relationship existed between Algar and the Company, the Company's affiliates, directors and officers, and associates of such directors and officers.

         The cost for the 90% interest in Xtal was $20,000 plus costs (commissions, legal and accounting fees) of approximately $1,657, and is subject to certain adjustments described below. At the closing of the Acquisition, the Company paid Algar $10 million in cash and issued to Algar a $10 million, 6% note, payable on December 31, 2000. The Company will receive a $1 million discount if the Company redeems the $10 million note by August 31, 2000. At the closing of the Acquisition, the Company also issued to Algar a $2.5 million, 6% note, payable in two installments of $1.25 million each, on September 20, 2001, and on December 20, 2002, respectively. The Company's obligation to repay the $2.5 million note is contingent on Xtal's achieving certain profitability targets in 2000 and 2001. The Company will acquire the remaining 10% of Xtal's common stock upon payment of an additional $2.5 million on or before June 20, 2003. The cost of the acquisition of $21,657 exceeded the preliminary estimate of the fair value of the net assets acquired by $11,277. A final allocation of the purchase price will be made upon the completion of studies and valuations that are now in progress. This excess has been accounted for as goodwill and is being amortized over twenty (20) years.

                        FIBERCORE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The funds the Company used to pay the $10 million in cash paid to Algar were obtained from (i) Crescent International Ltd. pursuant to an agreement under which the Company may require Crescent to purchase securities from time to time for an aggregate of up to $30 million and (ii) proceeds received by the Company upon Tyco Electronics Corporation's exercise of warrants to purchase the Company's common stock. The Company plans to pay the balance of the Purchase Price by requiring Crescent to buy additional securities pursuant to such agreement and/or raising funds which may become available from other sources from time to time.

         Assuming the acquisition of Xtal had occurred at the beginning of each period presented, the pro forma net sales, gross profit, net income and basic and diluted loss per share of common stock are provided below.

         The unaudited pro forma combined information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the transactions had been consummated at the date indicated, nor is it necessarily indicative of future operating results or financial position of the combined company.

                                                                                                           Pro Forma
                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                 --------------------------------
                                                                                                      2000               1999
                                                                                                 --------------    --------------
Net sales...............................................................................         $       21,355    $       10,287

Gross Profit ...........................................................................         $        4,082    $        1,106

Net Loss ...............................................................................         $      (5,957)    $      (4,677)

Basic and diluted loss per share of common stock........................................         $       (0.12)    $       (0.11)

Weighted average shares outstanding.....................................................            48,010,558        40,779,544


3.       AGREEMENT WITH TYCO ELECTRONICS CORPORATION

         On May 19, 2000, the Company entered into an Agreement with Tyco Electronics Corporation (formerly "AMP Incorporated"), whereby Tyco agreed to convert the two notes due Tyco into common stock of the Company and to exercise warrants previously issued to Tyco in connection with the one of the notes. In accordance with the note agreement dated April 17, 1995 Tyco converted the remaining $2,000 in principal plus accrued interest of approximately $460 into 3,419,977 common shares of the Company. Also Tyco converted $3,000 plus accrued interest of approximately $972 for the note dated November 27, 1996 into 1,031,532 common shares. Additionally Tyco exercised warrants to purchase 2,765,487 common shares for cash of $2,000. In connection with the conversion of debt and the Agreement Tyco released its liens on the Company's assets.

                        FIBERCORE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       AGREEMENT WITH CRESCENT INTERNATIONAL LTD.

         On June 9, 2000 the Company concluded an agreement with Crescent International Ltd., an investment fund based in Geneva, Switzerland, whereby Crescent agreed to purchase up to $30,000 worth of securities which will include common stock of the Company and convertible notes up to $7,500. At the closing on June 9, 2000 the Company issued 1,200,274 common shares for $3,500 and issued a $6,000 convertible note. The Company, in accordance with the agreement, has filed a registration statement to register shares underlying the transaction.

         The agreement is for two years until June 9, 2002 and provides that the Company, after the registration statement is effective, may require Crescent, pursuant to the agreement, to purchase common shares of the Company on a monthly basis over the two-year period. The price per share will be 93% of the average of the lowest three consecutive weighted-average trading prices during the 22 trading days prior to the notice to Crescent to purchase shares. The Company is limited to a maximum of $3,500 for each sale of common stock during any 22 day trading period. Further the Company is subject to penalties in the event that a registration statement does not become, or ceases to be, effective.

         The convertible notes are convertible into common shares of the Company at the lower of i) the volume-weighted average trading prices during the 10 trading days preceding the closing, or ii) 93% of the average of the lowest three consecutive days weighted average trading price during the 22 trading days preceding conversion. In connection with the deemed beneficial conversion feature of the $6,000 note and in accordance with accounting pronouncements, the Company recorded a $5,317 non-cash interest expense and an increase in paid in capital. The adjustment had no effect on the net equity of the Company. On June 26, 2000, $2,000 of the note was converted into 685,871 shares of common stock.

         At the closing the Company received proceeds of $9,500 which was used to pay approximately $1,369 for fees related to the transaction with the balance used to finance the Xtal acquisition discussed in note 2 above.

5.       INVENTORIES

         Inventories consist of the following:

                                                               June 30, 2000            December 31, 1999
                                                               -------------            -----------------
         Raw material                                            $   4,287                     $   1,745
         Work-in-progress                                              988                           361
         Finished goods                                              1,232                           941
                                                                 ---------                     ---------
                                    Total                        $   6,507                     $   3,047
                                                                 =========                     =========

                        FIBERCORE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its resulting designation. The Company is completing its evaluation of the effect this new standard will have on the Company's financial statements. The Company believes that adopting this statement will not have a material adverse effect on the financial position or results of operations of the Company. The Company is required to adopt this standard, as amended, by January 1, 2001.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101, as amended by SAB 101A and SAB 101B, is effective for the Company's fourth quarter of 2000. It requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The Company does not expect that SAB 101 will have a material effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         The results for the three and six month periods include the operations of Xtal Fibras Opticas S.A., the Company's recently acquired facility in Brazil, from June 1, 2000.

         Sales for the three and six month periods ended June 30, 2000 were $6,413,000 and $9,866,000, respectively, compared to sales of $2,371,000 and $5,026,000 for the same periods in 1999. This represents an increase of $4,042,000 or 170% for the three months and $4,840,000 or 96% for the six months ended June 30, 2000 compared to the same periods in 1999. The increase includes the sales of Xtal for the month of June 2000 of $2,594,000. Additionally, sales from the Company's German subsidiary increased by $2,246,000 or 45% for the six months ended June 30, 2000 compared to the same period in 1999, primarily due to increases in volume shipped to continuing customers and increases in the prices of the Company's products. Market prices continued to strengthen during the six months of 2000, and this trend is expected to continue.

         Gross profit improved to $1,690,000 (26.4% of sales) and $2,422,000 (24.5% of sales) for the three and six month periods ended June 30, 2000, respectively, compared to $425,000 (17.9% of sales) and $743,000 (14.8% of sales) for the same periods of 1999. This improvement in the profit margin results from the Brazilian acquisition and price increases. The Company anticipates that the gross margins will continue to improve as production levels are increased and cost reductions and process improvements are implemented at both the German and Brazilian facilities.

         Selling, general and administrative costs increased $339,000 or 53%, and $492,000 or 42% for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. Xtal accounted for $169,000 of the increase, including amortization of goodwill of $47,000. In addition, the Company had increases in printing and mailing costs related to the Company's annual report, legal fees and increases in personnel at the Company and the Company's Germany subsidiary. Research and development costs increased $15,000 or 8% and $141,000 or 49% for the three and six month periods ended June 30, 2000. The increase in research and development costs was due to increased spending on a new technology development project and other process improvements. The Company intends to continue current spending levels on research and development through the remainder of 2000.

         Interest expense increased by $5,371,000 and $5,376,000 for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The increase is primarily due to the $5,317,000 non-cash interest charge recorded in connection with the deemed beneficial conversion feature of the $6,000,000 note issued to Crescent International Ltd. in June, 2000, with the offset recorded as an increase in paid in capital. The charge had no effect on the net equity of the Company. The Company expects to record a similar non-cash interest expense of approximately $88,000 in the third quarter of 2000 in connection with a $1,500,000 note issued to Crescent in July 2000.

         The Company had foreign exchange gains (losses) of $52,000 and ($34,000) for the three and six month periods ended June 30, 2000, respectively, compared to a loss of $121,000 in the second quarter 1999 and a loss of $318,000 for the first six months of 1999. The gains and losses are principally due to the impact of the fluctuations in the value of the German mark and Euro versus the U.S. dollar.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company recorded expense of $37,000 attributable to the 10% minority interest in the earnings of Xtal.

         The Company recorded a tax provision related to the foreign subsidiaries of $337,000 and $395,000 for the three and six month periods ended June 30, 2000, respectively. The Company had no tax provision in the same periods in 1999 because the net deferred tax benefit of net operating loss carryovers was fully reserved at June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company achieved a positive cash flow from operations of $1,596,000 in the first six months of 2000, an increase of more than $1,459,000 compared to the cash flow from operations of $137,000 in the first six months of 1999. This resulted from the loss for the period of $5,829,000 offset by depreciation and amortization of $1,186,000, non-cash interest expense of $5,317,000 and other non-cash charges of $253,000 and changes in other working capital items. The improvement in cash from operations is the result of the higher sales and gross profit.

         Accounts receivable increased by $608,000 due to the increase in sales at Xtal and an increase in other receivables for the escrow of $250,000 of the proceeds from the Crescent investment. Inventories decreased by $346,000 as a result of the increase in shipments of product. Accrued expenses increased by $666,000 principally due to increases in accrued legal and accounting fees related to the Xtal acquisition and the Crescent investment and increases in accrued salaries and interest payable.

         The Company invested $931,000 in new equipment during the first six months of 2000 and received $168,000 in German government grants for investments. Cash paid in connection with the Xtal acquisition was $10,067,000. In addition cash acquired with the Xtal acquisition was $196,000.

         The Company received net proceeds of $7,773,000 from the sale of common stock, principally from the Crescent investment and the exercise of warrants to purchase common stock by Tyco. The Company received net proceeds from the issuance of debt of $3,681,000 primarily from the notes issued to Crescent of $4,000,000, $300,000 in short-term borrowings for working capital at the Company, and repayment of short-term working capital loans at the German subsidiary. The proceeds from the sale of common stock and the notes issued to Crescent were used primarily for the Xtal acquisition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company has two principal operating subsidiaries, FiberCore Jena, which is located in Germany and its functional currency is the EURO, and Xtal, which is located in Campinas Brazil, and its functional currency is the Real.

FOREIGN CURRENCY RISK. FiberCore Jena and Xtal may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the EURO and Real. At June 30, 2000, FiberCore Jena had outstanding forward exchange contracts for the sale of U.S. Dollars totaling $250,000 which mature at various dates in 2000. The weighted-average exchange rate in these contracts is $0.9761 per Euro. A 10% change in the exchange rate could result in a gain or loss on these contracts of approximately $25,000. At June 30, 2000, Xtal had no outstanding forward exchange contracts.

         At June 30, 2000, the Company had a long-term loan denominated in Deutsche Marks (DM) totaling DM7,700,000. The principal of the loan is due at maturity, September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company approximately $12,000 for the year 2000, $24,000 for each of the years 2001 through 2005, and $18,000 in 2006.

         Substantially all of the Company's sales are through it German and Brazilian subsidiaries. Additionally, at June 30, 2000, 37%, 19% and 10% of the Company's assets are at its Brazilian, German, and Malaysian subsidiaries, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

INTEREST RATE RISK. At June 30, 2000, the Company had short and long-term loans with interest rates based on the prime rate and LIBOR, which are adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on these loans would have increased or decreased the first six months of 2000 interest expense by approximately $22,000.

                           PART II - OTHER INFORMATION

ITEMS 1-5

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27:      Financial Data Schedule

         (b)      Reports on Form 8-K


                  On June 9,  2000  the  Company  filed a  report  on Form  8-K, reporting the agreement between the Company and Tyco Electronics Corporation wherein Tyco agreed to convert certain debt into common shares of the Company and exercise warrants.

                  On June 15, 2000 the Company filed a report on Form 8-K, reporting the agreement between the Company and Crescent International Limited wherein Crescent agreed to subscribe to purchase common shares of the Company and to loan the Company up to seven million five hundred thousand dollars ($7,500,000.00) under a convertible note agreement.

                  On July 3, 2000 the Company filed a report on Form 8-K, reporting the acquisition of Xtal Fibras Opticas S. A.

                  On July 10, 2000 the Company filed an amended Form 8-K to include the financial statements of Xtal Fibras Opticas S. A. omitted from the Form 8-k filed on July 3, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FiberCore, Inc.
                                --------------
                                 (Registrant)


Date:  August 15, 2000          /s/ Mohd Aslami
                                -----------------------------------------------
                                Dr. Mohd A. Aslami
                                Chairman, President and Chief Executive Officer
                                  (Duly Authorized Officer)

Date:  August 15, 2000          /s/ Steven Phillips
                                -----------------------------------------------
                                Steven Phillips
                                Interim Chief Financial Officer and Treasurer
                                  (Principal Financial Officer)