Form 10-K/A
period 1999-12-31
FIBERCORE INC
filed 2000-08-16
CIK 917770

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-K/A

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

                          COMMISSION FILE NUMBER: 0-21823

                                  FIBERCORE, INC.
               (Exact name of registrant as specified in its charter)


           Nevada                                        87-0445729
           ------                                        ----------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

REASON FOR AMENDMENT:

      The Company has amended Item 1 to disclose (i) the status of the development of Fiber Laser, Laser Power Transmitting Fibers, and Bragg Grading Fiber; (ii) information regarding its customers which represent 10% or more of the Company's sales; (iii) more detailed information regarding the Company's patents; and (iv) more detailed information regarding the Company's suppliers. The Company has amended Item 10 to clarify Mr. Hassan's membership status on the Company's Board of Directors. The Company has amended Item 13 to more fully disclose its consulting agreement with One Financial Group.

                                TABLE OF CONTENTS

                                                                            Page

Item 1.     Business.........................................................1

Item 10.    Directors and Executive Officers of the Registrant..............13

            Executive Officers and Directors................................13

Item 13.    Certain Relationships and Related Transactions..................15

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

                                 FIBERCORE, INC.

                               CORPORATE STRUCTURE

                                  HEADQUARTERS

                                      (USA)


                                                   FIBERCORE, INC.
                                                 CORPORATE STRUCTURE
                                                    Headquarters
                                                        (USA)
===================================================================================================================
                                                                              FiberCore MidEast Ltd.
                                                                                      (Asia)
FiberCore Asia   FOI (Pvt.) Ltd.                         InfoGlass, Inc.            100% Owned            ALT, Inc.
  Sdn. Bhd.        (Pakistan)      FiberCore Jena GmbH        (USA)        Middle East Fiber Cables Co.     (USA)
  (Malaysia)        30% Owned           (Germany)          100% Owned              15% Owned by             100%
  51% Owned        (inactive)          100% Owned          (inactive)         FiberCore MidEast Ltd.        Owned
--------------   ---------------   -------------------   ---------------   ----------------------------   ---------

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

---------------------------
1 Doping means adding other glass materials, such as germanium dioxide to the silica glass.

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

      The Company has focused its resources on developing its optical fiber and preform business and, therefore, has not been actively developing the ALT business. Accordingly, the activities of ALT have been limited. The Company, however, intends to devote resources and efforts to the ALT products as resources become available.

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

      The Company conducts research and development ("R&D") activities at its Jena Facility and Charlton, Massachusetts offices. The Company's research and development activities consist primarily of optical fiber manufacturing process improvements and optical fiber product development. In addition, the Company is conducting R&D activities in developing the following new products:

      a. Fiber Lasers. Fiber Lasers are used in laser projection applications, including laser television ("TV"), which are expected to be more cost effective than flat panel TV's. Fiber lasers can also be used in heavy-duty commercial laser printers. The Company is funding 55% of this project through government grants, and the project requires an additional investment of approximately $72,000. The Company expects to complete the development of Fiber Lasers by the middle of 2003, and then begin marketing the products. The Company does not anticipate significant sales of this product in the near future.

      b. Laser Power Transmitting Fibers ("LPTF"). LPTF's for high power transmission to be used in conjunction with various type of lasers. Fiber Laser and LPTF are expected to replace gas lasers in certain applications such as laser welding, laser cutting, and laser surgery. The Company is funding the entire cost of this project. The Company expects to complete development of technology to manufacture laser transmitting fibers with an improved lifespan to be used in Laser TV applications by the end of October, 2000, and to begin marketing the product by the end of 2000. The Company does not anticipate significant sales of this product in the near future.

      c. Bragg Grading Fiber ("BGF"). BGFS's can also create band-path that, like filters, will work in the dense wavelength division multiplexing ("DWDM") applications. The Company is funding 55% of this project through government grants and outside sources, and the project requires an additional investment of approximately $351,000. The Company has completed the development of highly photosensitive fibers. However, at present, the imprinting of BGF's is being done in cooperation with IPHT/Jena, a German research institute. The Company may begin marketing the highly photosensitive fibers this year, and anticipates that it will begin marketing BGF's by the middle of 2001. The Company does not anticipate significant sales of this product in the near future.

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

CUSTOMERS REPRESENTING OVER 10% OF SALES

      The following table is based on the total sales of the Company for all periods presented.

                 1999                            % OF SALES
                   Leone AG                         24%
                   Pinacl Ltd.                      21%
                   Siemens AG                       10%
                   Optical Cable Corp.              10%

                 1998

                   Leone AG                         23%
                   Pinacl Ltd.                      22%
                   Siemens AG                       13%
                   Belden Wire & Cable              10%

                 1997

                   Leone AG                         42%
                   Pinacl Ltd.                      17%

      The Company believes that the loss of the top two customers (in percentage of sales) would have a material adverse effect on the Company.

      The customers representing more than 10% of the Company's accounts receivable at the end of the last three years are the same customers representing 10% or more of the Company's total sales.

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

PATENTS

      The Company is highly dependent on its patents. The Company's long-term strategy includes becoming a low-cost producer of fiber optic performs and optical fiber to independent manufacturers of fiber optic cable. To do this, the Company must continually improve its manufacturing processes at its facilities by implementing the Company's patented technologies, by developing new techniques that lower production costs, and by offering new and competitive products. With these patents, manufacturing efficiencies are increased, thereby reducing manufacturing cost and improving overall profitability. The Company is also able to expand its business and reduce the need for cash financing by leveraging the Company's intellectual property. For example, in the Malaysian joint venture, the Company contributed the value of its technology in return for a 51% interest in the joint venture. Similarly, because of increases in manufacturing efficiency provided by the Company's patented technology, the Company can increase capacity with less equipment than otherwise needed. The Company's capitalizing on its technology reduces cash requirements, thereby reducing the likelihood of additional shareholder dilution. The Company's patents also help protect the Company from competition by preventing others from using the technology covered by the patent.

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

RAW MATERIALS

      The Company presently can purchase all its raw material requirements for its optical fiber and preform business. The major component of a preform is silica glass tubing which is available in various sizes. Various high purity gases such as oxygen, nitrogen, argon, helium, chlorine and chemicals such as silicon tetrachloride, silicon tetra fluoride and germanium tetrachloride are used in the process of manufacturing preform. During 1999, the Company's optical fiber and preform business purchased approximately 95% of its key glass tubing raw material from one supplier, Heraeus Quarz Glas GmbH & Co.K.G., located in Hanau, Germany. Heraeus Quarz Glas GmbH & Co.K.G. accounted for over 90% and 50% of the Company's glass tube requirements in 1998 and 1997, respectively. Heraeus Quarz has committed to supply the Company's tube requirements for 2000. If the Company becomes unable to continue to purchase raw materials from Heraeus Quarz, there can be no assurance that the Company will not face difficulties in obtaining raw materials on commercially acceptable terms, which could have a material adverse effect on the Company. To limit the possibility of future shortages of key materials, the Company has successfully identified other suppliers of this material. The Jena Facility has the capability to manufacture the high-purity synthetic core glass using a first purchased cladding tube, as well as adding additional purchased cladding tubes using the Company's patented production process.

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

      Mr. Phillips became a director of the Company in May 1995 and became a director of ALT in 1989. In addition to his consulting activities for the Company, Mr. Phillips also serves as a director and financial advisor for several companies through his company, One Financial Group Incorporated. Until recently, he served as interim Chief Financial Officer for a start-up internet company, and, for five years as Chief Financial Officer of The Winstar Government Securities Company L. P., a registered U.S. Government securities dealer which he co-founded. Since August 1987, Mr. Phillips has served as a director, Secretary and Chief Financial Officer of James Money Management, Inc., a private investment company.

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

      Mr. Hassan joined AMP Incorporated (now Tyco) in 1988 as Vice President Technology and in 1993 was appointed Corporate Vice President, Strategic Businesses, later renamed Global Interconnect Systems Business ("GISB") where he pioneered and deployed a new strategy to take Tyco from a connector company to a global interconnection systems and solutions organization. He was named President of GISB in 1993. After retiring from Tyco in 1998, Mr. Hassan founded and is Chairman and CEO of NeST (Network Systems and Technologies) a provider of software, systems and electronics design and manufacturing with over 2000 employees. He is Chairman of AM Communications, a public company providing broadband network monitoring and management systems to cable TV operators, and General Partner to MESA (Middle East and Southeast Asia) Venture Capital Fund for targeted investments in US based technology companies. He is a member of the board of several companies and currently serves as Chairman of the Electronic Development Commission for the Government of Kerala in India. Mr. Hassan's membership on the Board of Directors of FiberCore, Inc. is not pursuant to any agreement with Tyco. Mr. Hassan received a B.S.M.E. degree from Kerala University in 1962, a Masters of Materials Science degree from the University of Bridgeport, Connecticut in 1968 and was elected IEEE Fellow, Institute of Electrical and Electronics Engineers in 1986.

      Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished the Company. Based solely on review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that during the year ended December 31, 1999 all of its executive officers and directors complied with the requirements of
Section 16(a), except that: Mohd Aslami, an officer and director of the Company, did not timely file the reports on Form 4 in April, July, and October and the annual Form 5 with respect to his acquisition of 1,114,644 options to purchase shares of the Company and did not timely report his spouse's acquisition of 1,271,676 common shares issued on the conversion of debt; Mr. Charles De Luca, an officer and director of the Company, did not timely file the reports on Form 4 in April, July, and October and the annual Form 5 with respect to his acquisition of 515,296 options to purchase shares of the Company and did not timely report his spouse's acquisition of 1,271,676 common shares issued on the conversion of debt; and, Michael Beecher, an officer of the Company, did not timely file the reports on Form 4 in April, July, and October and the annual Form 5 with respect to his acquisition of 408,972 options to purchase shares of the Company. Mr. Hedayat Amin-Arsala, a director of the Company, did not timely file the annual Form 5 with respect to his acquisition of 54,666 options to purchase shares of the Company and did not timely report his acquisition of 1,488,243 shares on conversion of a loan in December 1999. Also, Mr. Javad K. Hassan, a director of the Company did not timely file the annual Form 5 with respect to his acquisition of 53,333 options to purchase shares of the Company.

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

CONSULTING

      The Company has a consulting agreement with One Financial Group, Incorporated, that provides services as a financial advisor. Mr. Steven Phillips, a director of the Company, controls One Financial Group. The Company incurred costs of $46,000 in each of the years 1998 and 1997 under this agreement. In 1999, One Financial Group was granted options to purchase common stock of the Company in lieu of receiving cash payment for services valued at $94,000. This amount is included in selling, general and administrative expenses.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIBERCORE, INC.
                                  (Registrant)

                  By: /s/  Mohd A. Aslami                        August 16, 2000
                  Dr. Mohd A. Aslami
                  Chairman, Chief Executive Officer
                  and President (Principal Executive Officer)

                  By: /s/ Steven Phillips                        August 16, 2000
                  Steven Phillips
                  Interim Chief Financial Officer and Treasurer
                  (Principal Financial Officer and
                  Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Mohd A. Aslami                Chairman of the Board,          August 16, 2000
Dr. Mohd A. Aslami               President
                                 Chief Executive Officer,
                                 Director

/s/ Charles De Luca              Secretary and Director          August 16, 2000
Charles De Luca

/s/ Steven Phillips              Director                        August 16, 2000
Steven Phillips