Form 10-K/A
period 1999-12-31
FIBERCORE INC
filed 2000-09-19
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                   Amendment 2

                            -------------------------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER: 0-21823
                         -------------------------------

                                 FIBERCORE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                          87-0445729
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                        253 Worcester Road, P.O. Box 180
                               Charlton, MA 01507
--------------------------------------------------------------------------------
                (Address and Zip Code of principal executive offices)


                                    (508) 248-3900
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per
                                                            share
                                                            --------------------
                                                              (Title of Class)

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

                               Yes   X    No
                                   -----     -----

and

(2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

--------------------------------------------------------------------------------
The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2000: $227,559,969.
--------------------------------------------------------------------------------

Number of shares outstanding as of March 1, 2000:  41,932,472.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None

                                 FIBERCORE, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.........................................................................4
      ITEM 1.     BUSINESS.....................................................4
      ITEM 2.     PROPERTIES..................................................15
      ITEM 3.     LEGAL PROCEEDINGS...........................................15
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.....................................................16

PART II.......................................................................17
      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.................................17
      ITEM 6.     SELECTED FINANCIAL DATA.....................................18
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................19
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK...........................................26
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................27
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................51

PART III......................................................................52
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT..................................................52
      ITEM 11.    EXECUTIVE COMPENSATION......................................54
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..............................................57
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............59

PART IV.......................................................................60
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K.................................................60

SIGNATURES....................................................................61

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

                                                           FIBERCORE, INC.
                                                         CORPORATE STRUCTURE
                                                            Headquarters
                                                                (USA)
------------------------------------------------------------------------------------------------------------------------------------

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


--------------
(1) Doping means adding other glass materials, such as germanium dioxide to the silca glass.

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

ITEM 2.     PROPERTIES
            ----------

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


ITEM 3.     LEGAL PROCEEDINGS
            -----------------

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

      None.







             (The remainder of this page intentionally left blank.)
             ------------------------------------------------------

                                     PART II
                                     -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS
            -------------------------------------------------------------

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

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

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


                            YEARS ENDED DECEMBER 31,
                            ------------------------
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

---------------------------------------------------------------------------------------------------------------
                                                1999          1998          1997          1996         1995(1)
Operating Data:
  Net sales..............................   $    12,126   $     8,201   $     7,078   $     8,096   $     3,094
                                            -----------   -----------   -----------   -----------   -----------
  Costs and expenses:
  Cost of sales..........................         9,820         6,534         5,702         7,200         4,509
  Research and development...............           722           475           434           420            75
  Selling, general, and administrative...         3,237         2,981         3,148         4,324         2,100
  Interest expense, net..................           952           746           638           387           368
  Other (expense) income, net............          (336)          208          (213)          102           (51)
                                            -----------   -----------   -----------   -----------   -----------
  Loss before provision for income taxes.        (2,941)       (2,327)       (3,057)       (4,133)       (4,009)
  Benefit (provision) for income taxes...           937           (15)          (21)          ---           ---
                                            -----------   -----------   -----------   -----------   -----------
  Net loss...............................   $    (2,004)  $    (2,342)  $    (3,078)  $    (4,133)  $    (4,009)
                                            ===========   ===========   ===========   ===========   ===========
Basic and diluted loss per share            $     (0.05)  $     (0.07)  $     (0.09)  $     (0.13)  $     (0.15)
                                            ===========   ===========   ===========   ===========   ===========
Weighted average shares
  outstanding............................    36,610,544    35,833,501    35,744,182    31,695,693    26,584,630
                                            ===========   ===========   ===========   ===========   ===========

Balance Sheet Data:
  Working capital (deficit)..............   $     1,041   $     1,425    $   3,208    $       191   $      (277)
  Total assets...........................        24,062        25,768       26,107         17,642        14,783
  Long-term obligations..................         9,563        10,204        9,851          4,587         5,000
  Total liabilities......................        14,085        14,864       13,351          7,618         8,415
  Minority interest......................         3,263         3,263        3,217            ---           ---
  Accumulated deficit....................       (17,196)      (15,192)     (12,850)        (9,772)       (5,638)
  Stockholders' equity...................         6,714         7,641        9,539         10,024         6,368

(1)   Includes the results of ALT from September 18, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------------------------

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

      Cost of sales increased by $3,286 or 50.3% over 1998 due to the increase in volume shipped, offset by a decrease in costs per unit of production. Due to the mix of products sold it is not practicable to disclose costs per unit of production for each of the different products. Average production costs overall declined by approximately 28% from 1998 to 1999. This decrease in production costs was the result of changes in the mix of products produced, improved production yields (lower raw material consumption for the volume produced) and production process improvements resulting in a greater volume of production per machine hour. The Company continuously invests in process development to further reduce costs.

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

      Selling, general and administrative expenses increased by $256 or 8.6% in 1999 compared to 1998. This increase was principally due to an increase in bad debt expense of $242 and higher sales costs at the Company's German subsidiary, offset by lower administrative costs at the parent company. The increase in bad debt expense was primarily due to the write off of $389 due from one customer as a result of a dispute involving a specific sale. Although the Company continues to sell to this customer, the Company does not anticipate future similar write-offs related to this customer and the customer does not represent a significant part of the Company's total sales.

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

      Cost of sales increased by $832 or 15% over 1997 due to the increase in volume shipped, offset by a decrease in costs per unit of production. Due to the mix of products sold it is not practicable to disclose costs per unit of production for each of the different products. Average production costs overall declined by approximately 4% from 1997 to 1998. This decrease in production costs was the result of improved production yields (lower raw material consumption for the volume produced) and production process improvements and upgrades to the production equipment resulting in a greater volume of production per machine hour.

      Gross profit improved to 20.3% of net sales in 1998 from 19.4% of net sales in 1997. This improvement resulted from the production improvements as discussed above, offset by the lower average selling prices.

      Selling, general and administrative expenses decreased by $167 or 5.3% in 1998 compared to 1997. This decrease was due to lower administrative costs at the parent company and FiberCore Jena, offset by an increase in sales costs due to the addition of personnel in the second half of 1998 and an increase in the provision for doubtful accounts receivable. The increase in the provision for doubtful accounts receivable was primarily due to the write off of $167 due to ALT from one customer. This was the only sale to this customer and the Company no longer sells to this company.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

      Year Ended December 31, 1999

      For the year ended December 31, 1999, the Company used $348 for operating activities. This was a substantial improvement over the $1,281 used for operating activities in 1998. This significant improvement was due primarily to the increase in sales and gross profit, higher depreciation costs and other non-cash costs incurred in 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increased by $49 in 1999, principally for investments in new patents.

      Notes payable increased by $755 in 1999 over 1998, principally due to borrowings under the lines of credit at FiberCore Jena used for working capital, and notes to certain officers and directors for previously unpaid salaries, fees and expenses. The Company received $250 in proceeds from the sale of common shares in 1999. Long-term interest payable increased by $391 due to the increase in accrued interest payable on the Tyco loans wherein the interest is payable at maturity in 2005 and 2006.

      Year Ended December 31, 1998

      For the year ended December 31, 1998, the Company used $1,281 for operating activities. This was a substantial improvement over the $2,650 used for operating activities in 1997. This significant improvement was due primarily to the increase in sales and gross profit, higher depreciation costs and other non-cash costs incurred in 1998.

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

      At December 31, 1999 and 1998, ALT's long-lived assets consisted of patents with a net book value of $4,628 and $5,279, respectively, related to products that monitor and locate faults in copper and optical fiber cables. The Company believes the underlying technology for this product line is viable and that the products have been and will be well-received by the data and communications industries.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other than Norscan, there is little or no competition.

      Although the Company has not been aggressively marketing the ALT products due to limited resources, there is an active market for these products and the Company plans to invest in marketing these products. The patents have an intrinsic value and the Company has developed a business plan to capitalize on this value and intends to implement the plan. Due to a lack of available resources, the Company was not able to begin implementation in 1999. The Company is in the process of raising sufficient capital to renew efforts at marketing the ALT products, and, in that regard, in early 2000 the Board of Directors of the Company passed a resolution to allocate up to $1.0 million to ALT over the next twelve months. The Company further believes that the ALT patents had and have significant future value, and the future net cash flows from sales of ALT products will be sufficient to fully recover the patent costs in a reasonable period of time. In addition, the Company is currently in discussions with potential partners that have interest in the ALT product lines and have expressed an interest in forming a joint venture to manufacture and market its products.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report......................................          28
Consolidated Balance Sheets at December 31, 1999 and 1998.........          29
Consolidated Statements of Operations for the Years Ended
   December 31, 1999, 1998 and 1997...............................          30
Consolidated Statements of Comprehensive Income (Loss) for the
   Years Ended December 31, 1999, 1998 and 1997...................          31
Consolidated Statements of Changes in Stockholders' Equity for the
   Years Ended December 31, 1999, 1998 and 1997...................          32
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997...............................          33
Notes to Consolidated Financial Statements for the Years Ended
   December 31, 1999, 1998 and 1997...............................          34

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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 24, 2000

                        FIBERCORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

(Dollars in thousands except share data)

                                                                     1999             1998
                                                                     ----             ----
                                     ASSETS
Current assets:
   Cash........................................................... $    487        $   150
   Accounts receivable, less allowance for doubtful accounts of
     $220 in 1999 and $200 in 1998................................    1,927            863
   Other receivables..............................................       86            579
   Inventories....................................................    3,047          4,480
   Prepaid and other current assets...............................       16             13
                                                                    -------        -------
      Total current assets........................................    5,563          6,085
                                                                    -------        -------

Property and equipment............................................    7,109          7,603
Less accumulated depreciation.....................................    3,047          2,373
      Property and equipment - net................................    4,062          5,230
Other assets:
   Notes receivable from joint venture partners...................    4,949          4,912
   Restricted cash................................................    1,981          2,310
   Patents, less accumulated amortization of $2,838 in 1999 and
     $2,179 in 1998...............................................    4,762          5,375
   Investments in joint ventures..................................    1,425          1,425
   Deferred tax asset.............................................      905            ---
   Other..........................................................      415            431
                                                                    -------        -------
      Total other assets..........................................   14,437         14,453
                                                                    -------        -------
      Total assets................................................  $24,062        $25,768
                                                                    =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable..................................................  $ 2,006        $ 1,665
   Accounts payable...............................................    1,536          1,724
   Accrued expenses...............................................      980          1,271
                                                                    -------        -------
      Total current liabilities...................................    4,522          4,660
Long-term interest payable........................................    1,267            876
Long-term debt....................................................    8,296          9,328
                                                                    -------        -------
      Total liabilities...........................................   14,085         14,864
                                                                    -------        -------

Minority interest.................................................    3,263          3,263
                                                                    -------        -------

Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, $.001 par value, authorized 10,000,000 shares;
     no shares issued and outstanding.............................      ---            ---
   Common stock, $.001 par value, authorized  100,000,000 shares;
     shares issued and outstanding:  41,404,602 in 1999 and
     35,936,463 in 1998...........................................       42             36
   Additional paid in capital.....................................   24,874         23,337
   Accumulated deficit............................................  (17,196)       (15,192)
   Accumulated other comprehensive loss:
      Accumulated translation adjustment..........................   (1,006)          (540)
                                                                    -------        -------
      Total stockholders' equity..................................    6,714          7,641
                                                                    -------        -------
      Total liabilities and stockholders' equity..................  $24,062        $25,768
                                                                    =======        =======
          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 and 1997



(Dollars in thousands except share data)


                                                   1999         1998         1997
                                                   ----         ----         ----
Net sales....................................    $ 12,126     $  8,201     $  7,078
Cost of sales................................       9,820        6,534        5,702
                                                 ---------    ---------    ---------

  Gross profit ..............................       2,306        1,667        1,376

Operating expenses:
 Selling, general and administrative expenses       3,237        2,981        3,148
 Research and development....................         722          475          434
                                                 ---------    ---------    ---------

  Loss from operations.......................      (1,653)      (1,789)      (2,206)

Interest income..............................         110           65           26
Interest expense.............................      (1,062)        (811)        (664)
Other (expense) income - net.................        (336)         208         (213)
                                                 ---------    ---------    ---------
  Loss before income  taxes..................      (2,941)      (2,327)      (3,057)

Benefit (provision) for income taxes                  937          (15)         (21)
                                                 ---------    ---------    ---------

  Net loss...................................    $ (2,004)    $ (2,342)    $ (3,078)
                                                 =========    =========    =========

Basic and diluted loss per share of
  common stock ..............................    $ ( 0.05)    $  (0.07)    $  (0.09)
                                                 =========    =========    =========

Weighted average shares outstanding..........    36,610,544   35,833,501   35,744,182
                                                 ==========   ==========   ==========


          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  Years Ended December 31, 1999, 1998 and 1997



(Dollars in thousands except share data)


                                                   1999         1998         1997
                                                   ----         ----         ----
Net Loss.....................................    $ (2,004)    $ (2,342)    $ (3,078)

Other comprehensive (loss) income:
  Foreign currency translation adjustments...        (466)         328       (1,084)
                                                 --------     --------     --------

Comprehensive loss...........................    $ (2,470)    $ (2,014)    $ (4,162)
                                                 ========     ========     ========


             See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997



(Dollars in thousands except share data)

                                                                          Accumulated
                                                                             Other       Retained        Total
                                           Common Stock       Paid-In    Comprehensive   Earnings    Stockholders'
                                       Shares     Par Value   Capital    Income (Loss)   (Deficit)       Equity
                                       ------     ---------   -------    -------------   ---------   -------------

Balance, December 31, 1996           35,233,250   $      35   $ 19,545      $    216     $ (9,772)      $ 10,024

Stock issued on exercise of
  options and warrants                  541,572           1        328                                       329
Issuance of stock for investment
  in joint venture                      312,061                    425                                       425
Contribution of capital in FCA                                   3,348                                     3,348
Stock canceled on cancellation
  of supply agreement with FOI         (312,061)                  (425)                                     (425)
Foreign currency translation
  adjustment                                                                  (1,084)                     (1,084)
Loss for the year                                                                          (3,078)        (3,078)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997           35,774,822          36     23,221          (868)     (12,850)         9,539

Stock issued on exercise of
  options and warrants                  161,641                     41                                        41
Contribution of capital in FCA                                      75                                        75
Foreign currency translation
  adjustment                                                                     328                         328
Loss for the year                                                                          (2,342)        (2,342)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998           35,936,463          36     23,337          (540)     (15,192)         7,641

Sale of stock for cash                1,000,000           1        249                                       250
Issuance of stock for
  conversion of debt                  4,468,139           5      1,060                                     1,061
Issuance of stock options
  for services                                           94                                                   94
Discount on notes for value
  of warrants                                           134                                                  134
Foreign currency translation
  adjustment                                                                    (466)                       (466)
Loss for the year                                                             (2,004)                     (2,004)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999           41,404,602   $      42   $ 24,874       $(1,006)    $(17,196)       $ 6,714
==================================================================================================================

           See accompanying notes to consolidated financial statements

                        FIBERCORE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended
                        December 31, 1999, 1998, and 1997

(Dollars in thousands except share data)           1999         1998         1997
                                                   ----         ----         ----
Cash flows from operating activities:
  Net loss...................................    $(2,004)     $(2,342)     $(3,078)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Issuance of stock options for services
    performed................................        94
  Depreciation and amortization..............     1,932         1,735        1,354
  Deferred income tax benefit................       (952)
  Non-cash interest expense..................        391          416          418
  Foreign currency translation loss and other        209           20          319
Changes in assets and liabilities:
  Accounts receivable........................     (1,185)         (31)        (354)
  Other receivables..........................        411           30         (202)
  Inventories................................        807       (1,187)      (1,398)
  Prepaid and other current assets...........        (41)          90           (6)
  Accounts payable...........................       (108)        (114)         260
  Accrued expenses...........................         98          102           37
                                                 -------      -------      -------
      Net cash used in operating activities..       (348)      (1,281)      (2,650)
                                                 -------      -------      -------

Cash flows from investing activities:
  Purchases of property and equipment........     (1,156)      (1,895)      (4,211)
  Reimbursement from government grant........        556          929        1,775
  Other......................................        (49)        (205)        (115)
                                                 -------      -------      -------
      Net cash used in investing activities..       (649)      (1,171)      (2,551)
                                                 -------      -------      -------

Cash flows from financing activities:
  Cash contribution by minority
     shareholders in FCA.....................                                1,683
  Proceeds from issuance of common stock.....        250           41          328
  Proceeds from long-term debt...............                                4,750
  Proceeds from notes payable................        755          597          394
  Repayment of notes payable.................                     (37)
                                                 -------      -------      -------
     Net cash provided by financing
       activities............................      1,005          601        7,155
                                                 -------      -------      -------

Effect of foreign exchange rate change on
  cash.......................................        329         (127)         (16)
                                                 -------      -------      -------

Increase (decrease) in cash..................        337       (1,978)       1,938
Cash, beginning of year......................        150        2,128          190
                                                 -------      -------      -------
Cash, end of year............................    $   487      $   150      $ 2,128
                                                 =======      =======      =======

Supplemental disclosure:
  Cash paid during the year for interest         $   310      $   274      $   222
  Shares issued for investment in joint
    venture..................................        ---          ---      $   425
  Shares issued for conversion of debt.......    $ 1,065          ---          ---

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

(g)   Patents

Patents are amortized on a straight-line basis over seventeen years, which is the estimated useful life of the patents. The Company evaluates the recoverability of patents from expected future cash flows.

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

                           FIBERCORE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       (Amounts in thousands except share data)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):


(k)   Revenue

Revenue is recognized when products are shipped.

(l)   Research and Development

Research and development costs are expensed as incurred. The Company received $161, $66, and $62 in grants for research and development activities in 1999, 1998, and 1997, respectively. The grant funds received are accounted for in other income. The principal terms of the grants are that the grant funds received are used only for the specific project for which the grants were awarded and that the research project is completed in accordance with the terms of the grant award. The projects progress is evaluated on a periodic basis (usually quarterly) and in the event that the Company determined that the conditions of the grant were not met or the grantor has advised the Company that the funds were not used as intended, then the Company would record the liability at the date of such determination with an offsetting charge to income. The Company has completed or is completing all research projects in accordance with the terms of the grants and therefore has not recorded any obligation to repay any grant funds received.

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

(p)   Forward exchange contracts

In 1999, FiberCore Jena GmbH, the Company's German subsidiary, entered into forward exchange contracts for the sale of U.S. dollars. At December 31, 1999, outstanding contracts totaled $450. Gains

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


and losses on the contracts are recorded in the Consolidated Statements of Operations. The contract values approximated the market values at December 31, 1999. (See also footnote 16.)

(q)   Reclassifications

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

                                            1999        1998        1997
                                            ----        ----        ----

Employee stock options                    6,073,151   2,020,225   1,387,778
Warrants to acquire common stock          5,190,613   4,903,185   4,968,818

Common stock to be issued for
  convertible debt                        5,616,699   4,927,232   2,060,308
                                         ----------  ----------   ---------
     Total                               16,880,463  11,850,642   8,416,904
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

The Company granted FCA a license to use the Company's technology in exchange for the Company's ownership interest, and FDP and PERC contributed cash of $1,683 and notes of $4,949 for their ownership interests. As part of the joint venture agreement, the Company has entered into a put option agreement with FDP and PERC wherein the Company has agreed to purchase FDP's and PERC's shares, at their option, in the event that certain production benchmarks are not achieved. The Company also entered into a support contract with FCA to provide design and construction management for the facility, marketing services and administrative support services. Due to the recent economic situation in Malaysia and the Pacific Rim the debt financing required for the project has not, as yet, been obtained. The

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(3)   ACQUISITIONS AND STRATEGIC INVESTMENTS (CONTINUED)

Company and the other shareholders in FCA are continuing to seek alternative financing and additional equity partners for FCA.

In April 1995, the Board of Directors ratified actions by FiberCore Incorporated to enter into a joint venture with John Royle & Sons Co. and Middle East Specialized Cables Company ("MESC") for a period of 15 years to be known as Middle East Fiber Cables Co. ("MEFC"). The Company has a 15% ownership interest in the joint venture. MEFC constructed its manufacturing facility in 1996 and 1997 and began operations in 1998. In 1999, MEFC had sales of $6,500 and net income of $432. Accordingly, the Company believes that its share in the value of MEFC exceeds its investment. The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC.

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

The Company believes that Techman, which guaranteed the Company's investment in FOI, has breached its obligations under the joint venture agreement and, therefore, the Company is pursuing actions to recover its investment (see Commitments and Contingencies). The Company believes that its investment in FOI of $500 will be completely recovered through the guarantee of Techman.

(4)   RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                              1999         1998         1997
                                              ----         ----         ----

Balance at beginning of period......        $   200      $    33      $    36
Additions charged to expense........            409          167          ---
Deductions..........................           (389)         ---           (3)
                                            -------      -------      -------

Balance at end of period............        $   220      $   200      $    33
                                            =======      =======      =======

Other receivables consist of the following at December 31:

                                              1999         1998         1997
                                              ----         ----         ----

German government grants............        $  ---       $   419      $   423
Value added tax.....................            32            99          112
Other...............................            54            61           29
                                            ------       -------      -------
      Total.........................        $   86       $   579      $   564
                                            ======       =======      =======

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(5)   INVENTORIES

Inventories consist of the following at December 31:

                                                1999           1998
                                                ----           ----

Raw materials.......................         $ 1,745       $ 1,545
Work-in-process.....................             361         1,161
Finished goods......................             941         1,774
                                            --------       -------
      Total.........................         $ 3,047       $ 4,480
                                             =======       =======


(6)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                         ESTIMATED
                                        USEFUL LIVES        1999         1998
                                        ------------        ----         ----

Office equipment....................     2-5 years      $      360    $    315
Machinery and equipment.............     2-12 years          9,303       9,899
Furniture and fixtures..............     5-7 years              21          21
Leasehold improvements..............     3-10 years            380         395
Construction in progress............                           803         706
                                                         ---------     -------
                                                            10,867      11,336
Less grant proceeds received........                        (3,758)     (3,733)
                                                         ---------     -------
      Total.........................                     $   7,109     $ 7,603
                                                         =========     =======

Depreciation on property and equipment charged to expense was $1,058 in 1999, $928 in 1998, and $560 in 1997. During 1998 and 1997, the Company capitalized interest costs of $132 and $178, respectively, on the expansion project at FiberCore Jena. The project was substantially completed in 1998, and, therefore, no interest was capitalized in 1999.

(7)   ACCRUED EXPENSES

      Accrued expenses consist of the following at December 31:

                                                              1999        1998
                                                              ----        ----

Accrued wages, benefits & taxes.................            $  398      $  457
Accrued interest................................               198         218
Accrued legal and audit.........................               140          39
Other ..........................................               244         557
                                                            ------      ------
      Total.....................................            $  980      $1,271
                                                            ======      ======

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(8)   NOTES PAYABLE

Notes payable consist of the following at December 31:

                                                                           1999       1998
                                                                           ----       ----

Convertible note payable to an officer of the Company with interest at
8.0% per year, due December 31, 2000, convertible into common shares
of the Company at $0.25 per share.                                        $ 192       $ ---

Convertible note payable to an officer of the Company with interest at
8.0% per year, due December 31, 2000, convertible into common shares
of the Company at $0.25 per share.                                          119         ---

Note payable to shareholder with interest at prime plus 1% (9.25% at
December 31, 1999), due March 6, 2000.                                      220         ---

Note payable to Techman International Corporation with interest at
prime plus 1%, due April 16, 2000. (see Commitments and Contingencies)      250         ---

Note payable to Techman International Corporation with interest at
prime plus 1% due December 31, 1999. (see Commitments and Contingencies)    168         150

Note payable to an officer of the Company, interest at prime plus 1%,
due September 17, 2000.                                                      50          50

Convertible note payable with interest at 8.0% per year, due December
31, 2000, convertible into common shares of the Company at $0.25 per
share. A director of the Company controls the lender.                       181         ---

Convertible notes payable to the spouses of officers of the Company, with interest at prime plus 1% (9.25% at December 31, 1998), due
September 31, 2000.                                                         ---         500

Convertible note payable to a director, interest at the prime rate plus 1% (9.25%, at December 31, 1998) with principal and interest due
September 30, 1999, all principal and accrued interest, if any, convertible into common stock of the Company at approximately $.1875
per share.                                                                  ---         249

Amounts outstanding under revolving lines of credit from banks with
interest at 8.0%.                                                           859         716

Discount attributable to warrants issued in conjunction with notes.         (33)        ---
                                                                          ------     ------
            Total                                                         $2,006     $1,665
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

The conversion prices of the convertible notes is equal to or exceeded the trading price of the Company's stock on the date of issue. All of the proceeds of the notes were used for working capital.





                     (This space intentionally left blank.)

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(9)   LONG-TERM DEBT

Long-term debt consists of the following at December 31:                         1999         1998

Note payable to Berliner Bank, interest at 6.25%, due September 30, 2006.      $ 3,962      $ 4,621

Convertible note payable to Tyco Electronics Corp. (formerly AMP,
Incorporated) interest at 3-month London Interbank Offered Rate plus one
percent (6.40% at December 31, 1999), due April 17, 2005.                        2,000        2,000

Note payable to Tyco, interest at prime plus one percent (9.25% at
December 31, 1999), due November 27, 2006.                                       3,000        3,000

Discount attributable to warrants issued in conjunction with the
$3,000 note above.                                                                (666)        (763)

Note payable to shareholder with interest at prime plus 1% due
March 6, 2000. (see notes payable)                                                 ---          220

Note payable to Techman International Corporation with interest at prime plus 1% (9.25% at December 31, 1998), due April 16, 2000. (see
notes payable)                                                                     ---          250

            Total                                                              $ 8,296      $ 9,328
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

Scheduled principal maturities of long-term debt, excluding $666 of discounts attributable to warrants, are as follows at December 31, 1999:

      2005....................      $2,000
      2006....................       6,962
                                    ------
                  Total.......      $8,962
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

Future minimum lease payments under noncancelable operating leases (with minimum or remaining lease terms in excess of one year) are as follows:

      FISCAL YEAR ENDING DECEMBER 31,           AMOUNT

      2000................................       $   355
      2001................................           340
      2002................................            13
      2003 ...............................             9
                                                --------
            Total.........................      $    717
                                                ========

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

                                                                    WEIGHTED
                                      NUMBER OF     EXERCISE        AVERAGE
                                       SHARES      PRICE RANGE      EXERCISE

   Outstanding at December 31, 1996     978,434    $0.003-$2.00      $0.98
   Granted in 1997                      709,500    $ 1.16-$1.58      $1.40
   Exercised in 1997                   (300,156)   $0.003-$1.36      $0.39
--------------------------------------------------------------------------------
   Outstanding at December 31, 1997   1,387,778    $0.003-$2.00      $1.32
   Granted in 1998                      695,703    $0.1875           $0.1875
   Exercised in 1998                    (63,256)   $0.003-$2.00      $0.84
--------------------------------------------------------------------------------
   Outstanding at December 31, 1998   2,020,225    $0.003-$1.58      $0.95
   Granted in 1999                    4,052,926    $0.1875-$2.125    $0.49
   Exercised in 1999                        ---          ---         ---
--------------------------------------------------------------------------------
   Outstanding at December 31, 1999   6,073,151    $0.003-$2.125     $0.641
================================================================================
   At December 31, 1999:
      Exercisable                     3,770,128    $0.003-$1.58      $0.61
      Not Exercisable                 2,303,023    $0.003-$2.125     $0.70

Options vest at various dates, generally over the three-year period from the date of the grant. The options granted in 1999 and 1998 expire ten (10) years from the grant date. Options granted prior to 1998 have no expiration date.

A summary of the status of the Company's stock options and weighted average prices at December 31, 1999 are as follows:

                                                                                            WEIGHTED
                                                                                            AVERAGE
       RANGE OF              OPTIONS       WEIGHTED AVERAGE   REMAINING      OPTIONS        EXERCISE
    EXERCISE PRICE         OUTSTANDING      EXERCISE PRICE      YEARS      EXERCISABLE       PRICE
    --------------         -----------     ----------------   ---------    -----------      ---------

$0.003                         36,713        $    0.003           *            36,713          $.003
$0.1875 - $0.5625           4,193,629        $     0.22           9         2,445,606          $0.21
$0.68 - $1.16                 441,740        $     1.10           *           441,740          $1.10
$1.43 - $1.58                 846,069        $     1.52           *           846,069          $1.52
$2.125                        555,000        $    2.125          10               ---            ---
                              -------        ----------                     ---------          -----
$.003 - $2.125              6,073,151        $     0.64                     3,770,128          $0.61
                            =========        ==========                     =========          =====

           * Options granted and exercisable have no expiration date.

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(11)  STOCKHOLDERS' EQUITY (CONTINUED)


The Company applies APB Opinion 25 in accounting for its stock compensation plans. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been as follows:

                                          1999               1998              1997
                                          ----               ----              ----
Net loss

  As reported                           $(2,004)          $(2,342)          $(3,078)
                                        ========          =======           =======
  Pro forma                             $(2,230)          $(2,391)          $(3,174)
                                        ========          =======           =======

Basic and diluted loss per share

  As reported                          $ ( 0.05)         $  (0.07)         $  (0.09)
                                       =========         ========          ========
  Pro forma                            $ ( 0.06)         $  (0.07)         $  (0.09)
                                       =========         ========          ========

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
    Expected life                 10 years in 1999 and 2 years in 1998 and 1997
    Expected volatility           50% in 1999, 50% in 1998 and 20% in 1997

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(11)  STOCKHOLDERS' EQUITY (CONTINUED)


At December 31, 1999 there were outstanding warrants to purchase 5,190,613 common shares at exercise prices ranging from $0.19 to $1.53 per share. Of the warrants outstanding, 1,503,884 were held by certain officers of the Company and their spouses, 249,074 by a director of the Company, 2,765,487 by Tyco and 255,676 by One Financial Group Incorporated, a company controlled by a director. Warrants issued in conjunction with debt issues are valued using the Black-Scholes method and the Company recorded debt discount for the fair value of these warrants. The debt discount is amortized to interest expense over the term of the loans to which they relate.

The warrants are exercisable from the date of the grant and expire at various dates to October 2004.

(12)  INCOME TAXES

The components of income (loss) before income taxes and the benefit (provision) for income taxes are as follows:

                                            1999        1998        1997
                                            ----        ----        ----
Income (loss) before income taxes:
----------------------------------

      United States                       $ (3,661)   $ (2,809)   $ (3,314)
      Foreign                                  720         482         257
                                          --------    --------    --------
            Total                         $ (2,941)   $ (2,327)   $ (3,057)
                                          ========    ========    ========

Benefit (provision) for income taxes:
-------------------------------------

      Current state income taxes          $    (15)   $    (15)   $    (21)
      Utilization of foreign net
        operating loss carry forwards         (158)       (188)       (194)
      Reversal of valuation allowance        1,110         188         194
                                          --------    --------    --------
            Total                         $    937    $    (15)   $    (21)
                                          ========    ========    ========

The significant components of the net deferred tax asset as of December 31, 1999 and 1998 were as follows:

                                             1999        1998
                                             ----        ----

     Net operating loss carry-forwards    $  5,699      $ 4,456
     Less valuation allowance               (4,794)      (4,456)
                                          --------      -------

     Net deferred tax asset               $    905      $     0
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

FCJ has net operating loss carry forwards at December 31, 1999 of approximately $1,978 for corporation tax and $711 for trade income tax purposes available to offset future taxable income. Under German tax law, the losses can be carried forward indefinitely. FCJ would need to earn approximately $2,466 to fully utilize these loss carry forwards.

In addition, ALT has pre-acquisition net operating loss carry forwards available of approximately $4,278, at December 31, 1999 for federal and state tax purposes. The loss carry forwards expire between the years 2001 and 2010.

(13)  MAJOR CUSTOMERS

The approximate net product sales by the Company to its major customers and the related percentages are as follows:

CUSTOMER                        1999                1998                 1997
--------                   ------------        ------------        ------------
                           AMOUNT     %        AMOUNT     %        AMOUNT     %
                           ------     -        ------     -        ------     -

Leone AG                   $2,900    24        $1,859    23        $2,990    42
Pinacl Ltd.                 2,527    21         1,801    22         1,238    17
Siemens AG                  1,196    10         1,107    13           ---    --
Optical Cable Corp.         1,158    10           ---    --           ---    --
Belden Wire & Cable           636     5           832    10           ---    --

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

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

(13)  MAJOR CUSTOMERS (CONTINUED)


The major customers listed below accounted for approximately the following amounts and related percentages of the trade accounts receivable balance of the Company at December 31:

                                          1999              1998
                                    -------------     -------------

                  CUSTOMER           AMOUNT     %     AMOUNT      %
                  --------           ------     -     ------      -

                  Leone AG          $ 472      24     $    0      0
                  Pinacl Ltd        $ 669      34     $  120     14
                  Siemens AG           0        0     $  212     25


(14)  RELATED PARTY TRANSACTIONS

A former managing director of FCJ is the controlling shareholder of SICO. Transactions with SICO during the years ended December 31, 1999, 1998 and 1997 consist of the following:

                                                     1999      1998     1997
                                                     ----      ----     ----
Rent of premises................................     $292      $354     $331
Purchase of services and utilities..............      580       318      286
Other expenses..................................       30       ---       17
Sales of fibers.................................      ---        25       49

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

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(15)  FOREIGN OPERATIONS

The Company has operations in three principal geographic areas: the United States (Company and ALT), Germany (FCJ), and Malaysia (FCA). Following is a summary of information by area for the years ended December 31, 1999, 1998 and 1997:

                                                  1999        1998          1997
                                                  ----        ----          ----
Net sales to customers in:
  United States...........................    $   1,697   $     135     $     128
  Germany.................................        5,432       5,015         4,859
  United Kingdom..........................        2,895       1,801         1,234
  Other...................................        2,102       1,250           857
                                              ---------   ---------     ---------

Net sales as reported in the accompanying
  consolidated statements of operations...    $  12,126   $   8,201     $   7,078
                                              =========   =========     =========

Long-lived assets:
  United States...........................    $   9,375   $   9,499     $   9,936
  Germany.................................        3,788       4,885         4,580
  Malaysia................................        5,336       5,299           ---
                                              ---------   ---------     ---------

  Total long-lived assets.................    $  18,499   $  19,683     $  14,516
                                              =========   =========     =========


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

                        FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


(17)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarters                                    First      Second       Third        Fourth
-----------------------------------------------------------------------------------------
1999
----
Net sales                                   $2,655      $2,371      $2,824        $4,276
Gross profit                                   318         425         261         1,302
Net loss                                     (655)       (719)       (589)        (  41)
Basic and diluted loss per share (1)      $ (0.02)    $ (0.02)    $ (0.02)         $0.00


1998
----
Net sales                                   $1,563      $1,879      $2,301        $2,458
Gross profit                                   309         271         352           735
Net loss                                     (517)       (548)       (680)         (597)
Basic and diluted loss per share          $ (0.01)    $ (0.02)    $ (0.02)      $ (0.02)

(1) Note: The sum of the quarterly loss per share does not equal the annual loss per share due to Rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
            ---------------------------------------------------------------

      None.

                                    PART III
                                    --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            EXECUTIVE OFFICERS AND DIRECTORS
            --------------------------------------------------

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

                                 SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------
ANNUAL COMPENSATION                                              AWARDS
--------------------------------------------------------------------------------------------
                                                       Other     Restricted    Securities
Name and Principal           Year                     Annual        Stock      Underlying
Position                     Year   Salary$  Bonus$ Compensation  Award(s)$   Options/SARs(#)
--------------------------------------------------------------------------------------------
Dr. Mohd Aslami              1999    133,334  ---       ---                       1,114,644
  Chairman, Chief            1998    156,583  ---       ---                         184,911
  Executive                  1997    146,500  ---       ---                         359,752
  Officer & President
--------------------------------------------------------------------------------------------
Charles De Luca              1999    76,761   ---       ---                         515,296
  Managing Director,         1998    97,116   ---       ---                         106,324
  FiberCore Jena GmbH        1997    98,398   ---       ---                         189,502
--------------------------------------------------------------------------------------------
Michael J. Beecher           1999    86,250   ---       ---                         408,972
  Chief Financial Officer    1998    100,000  ---       ---                             ---
  & Treasurer                1997    85,000   ---       ---                         120,000
--------------------------------------------------------------------------------------------
Hans Moeller                 1999    120,000  ---       ---
  Former Managing            1998    120,000  ---       ---                             ---
  Director,                  1997    120,000  ---       ---                         300,000
  FiberCore Jena GmbH
--------------------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------------------------------------------------
                                                   INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------------
                                                                                                           Potential
                                                                                       Potential        realized values
                        Number of     % of Total                                    realized values       at assumed
                       Securities      Options/                                    at assumed annual    annual rates of
                       Underlying    SARs Granted   Exercise                         rates of stock       stock price
                        Options/     to Employees   or base                        price appreciation  appreciation for
                      SARs Granted     in Fiscal    price                           for option term     option term 10%
          Name             (#)           Year       ($/Share)    Expiration Date         5%($)                ($)
-------------------------------------------------------------------------------------------------------------------------
Dr. Mohd Aslami          739,644         27.5%      $0.1875       Oct. 1, 2008         $    5,893        $     91,530
                         375,000                    $2.125        Dec. 31, 2009        $  501,150        $  1,270,014
-------------------------------------------------------------------------------------------------------------------------
Charles De Luca          425,296         12.7%      $0.1875       Oct. 1, 2008         $    3,388        $     52,630
                          90,000                    $2.125        Dec. 31, 2009        $  120,276        $    304,803
-------------------------------------------------------------------------------------------------------------------------
Michael J. Beecher       318,972         10.1%      $0.1875       Oct. 1,2008          $    2,541        $     39,472
                          90,000                    $2.125        Dec. 31, 2009        $  120,276        $    304,803
-------------------------------------------------------------------------------------------------------------------------



             (The remainder of this page intentionally left blank.)

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTIONS/SAR VALUES
----------------------------------------------------

The following table lists the options/SARs exercised during the year and the options/SARs held by the executive officers that were unexercised at December 31, 1999.

-------------------------------------------------------------------------------------------------------------------------------
                                                                    Number of Securities             Value of unexercised
                                                                   Underlying unexercised        In-the-money options/SARs at
                            Shares acquired   Value Realized     Options/SARs at FY-end (#)               FY-end ($)
          Name              on exercise (#)         ($)           Exercisable/Unexercisable       Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Dr. Mohd Aslami                   ---               ---                975,398/744,822               $1,585,927/$715,530
-------------------------------------------------------------------------------------------------------------------------------
Charles De Luca                   ---               ---                554,524/302,648                $896,676/$412,006
-------------------------------------------------------------------------------------------------------------------------------
Michael J. Beecher                ---               ---                333,734/249,486                $452,738/$309,004
-------------------------------------------------------------------------------------------------------------------------------
Hans Moeller                      ---               ---                   300,000/0                      $289,500/$0
-------------------------------------------------------------------------------------------------------------------------------


COMPENSATION OF DIRECTORS
-------------------------

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT
            ---------------------------------------------------

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

                           NAME
                           AND                               SHARES                   %
                        ADDRESS(1)                           OWNED                  OWNED
                        ----------                           ------                 -----
Mohd Aslami.............................................    9,591,769 (2), (10)     16.5
Charles De Luca.........................................    6,286,360 (3), (10)     10.8
Steven Phillips.........................................    3,232,914 (4)            5.6
Hans F.W. Moeller.......................................      388,235 (5)            0.7
Michael J. Beecher......................................      583,220 (6)            1.0
Hedayat Amin-Arsala.....................................    2,412,940 (7)            4.1
Javad K. Hassan.........................................       53,333 (8)             .1
Tyco Electronics Corp. (formerly AMP)...................    9,244,297 (9),(10)      15.9
All directors and executive officers
   as a group (7 persons)...............................   22,548,771               38.7%

------------------------

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

(9) Tyco Electronics Corporation, formerly AMP Incorporated, is a wholly owned subsidiary of Tyco International Ltd., a company traded on the New York Stock Exchange. Includes 3,419,977 shares into which the Tyco Note is convertible at $0.6641 per share and Warrants to purchase 2,765,487 shares.

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

                                     PART IV
                                     -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K
            ---------------------------------------------------

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

EXHIBIT
NUMBER
-------

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

                  FIBERCORE, INC.
                    (Registrant)


                  By: /s/  Mohd A. Aslami                     September 18, 2000
                     ----------------------------------------
                     Dr. Mohd A. Aslami
                     Chairman, Chief Executive Officer and
                     President (Principal Executive Officer)


                  By: /s/ Steven Phillips                     September 18, 2000
                     ----------------------------------------
                     Steven Phillips
                     Interim Chief Financial Officer and
                     Treasurer (Principal Financial Officer
                     and Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mohd A. Aslami          Chairman of the Board,         September 18, 2000
-------------------
Dr. Mohd A. Aslami          President
                            Chief Executive Officer,
                            Director



/s/ Charles De Luca         Secretary and Director         September 18, 2000
-------------------
Charles De Luca



/s/ Steven Phillips
-------------------
Steven Phillips             Director                       September 18, 2000