Form 10-Q
period 2000-09-30
FIBERCORE INC
filed 2000-11-14
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                         Commission file number: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)


               Nevada                                        87-0445729
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
          or organization)                              Identification No.)


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

The number of shares of the Registrant's common stock outstanding as of October 31, 2000 was 54,242,342.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION..............................................  3
         ITEM 1.  FINANCIAL STATEMENTS......................................  3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999...  3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                  2000 AND 1999 (UNAUDITED).................................  4

                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                  INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 2000 AND 1999...............................  5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  (UNAUDITED)...............................................  6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)...............................................  7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............. 11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK............................................... 13

PART II  OTHER INFORMATION.................................................. 14

         ITEM 1.  LEGAL PROCEEDINGS......................................... 14
         ITEM 2.  CHANGES IN SECURITIES..................................... 14
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................... 14
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 14
         ITEM 5.  OTHER INFORMATION......................................... 15
         ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K............................ 15

SIGNATURES.................................................................. 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands except share data)                                                         September 30,   December 31,
                                                                                                    2000            1999
                                                                                                -------------   ------------
                                                                                                 (Unaudited)
                                                               ASSETS

Current assets:
  Cash and cash equivalents.................................................................... $       3,378   $        487
  Restricted cash..............................................................................           924            ---
  Accounts receivable - net....................................................................         7,988          2,013
  Inventories..................................................................................         6,421          3,047
  Prepaid and other current assets.............................................................           263             16
                                                                                                -------------   ------------
    Total current assets.......................................................................        18,974          5,563
                                                                                                -------------   ------------

Property and equipment - net...................................................................        15,240          4,062
                                                                                                -------------   ------------


Other assets:
  Notes receivable from joint venture partners.................................................         4,949          4,949
  Restricted cash..............................................................................         1,740          1,981
  Patents - net................................................................................         4,309          4,762
  Investments in joint ventures................................................................         1,425          1,425
  Goodwill.....................................................................................        11,238            ---
  Other........................................................................................         1,121          1,320
                                                                                                -------------   ------------
    Total other assets.........................................................................        24,782         14,437
    Total assets............................................................................... $      58,996   $     24,062
                                                                                                =============   ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable................................................................................ $       1,434   $      2,006
  Accounts payable.............................................................................         6,342          1,536
  Accrued expenses.............................................................................         5,392            980
                                                                                                -------------   ------------
    Total current liabilities..................................................................        13,168          4,522

Long-term interest and other payables..........................................................         1,607          1,267
Long-term debt.................................................................................         9,473          8,296
                                                                                                -------------   ------------
    Total liabilities..........................................................................        24,248         14,085
                                                                                                -------------   ------------

Minority interest..............................................................................         4,543          3,263
                                                                                                -------------   ------------
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares
  issued and outstanding.......................................................................           ---            ---

  Common stock, $.001 par value, authorized 100,000,000 shares; issued and out-
    standing: 54,242,342 at September 30, 2000 and 41,404,602 at December 31, 1999.............            54             42
  Paid in capital..............................................................................        54,091         24,874
  Accumulated deficit..........................................................................       (22,189)       (17,196)
  Accumulated other comprehensive income (deficit):
    Foreign currency translation adjustment....................................................        (1,751)        (1,006)
                                                                                                -------------   ------------
      Total stockholders' equity...............................................................        30,205          6,714
      Total liabilities and stockholders' equity............................................... $      58,996   $     24,062
                                                                                                =============   ============

        See accompanying notes to the consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                     -------------------------     -------------------------
                                                        2000          1999            2000          1999
                                                        ----          ----            ----          ----

Net sales........................................    $    13,188   $     2,824     $    23,054   $     7,850
Cost of sales....................................          9,329         2,563          16,773         6,846
                                                     -----------   -----------     -----------   -----------

  Gross profit...................................          3,859           261           6,281         1,004

Operating expenses:
  Selling, general and administrative expenses...          1,665           580           3,338         1,761
  Research and development.......................            233           125             663           414
                                                     -----------   -----------     -----------   -----------

    Income (loss) from operations................          1,961          (444)          2,280        (1,171)


Interest income..................................            128           ---             209            85
Interest expense.................................           (709)         (233)         (6,533)         (681)
Foreign exchange income (loss) - net.............             16           (30)            (18)         (348)
Other income - net...............................             37           118              98           152
Minority interest in income of subsidiary........            (90)          ---            (127)          ---
                                                     -----------   -----------     -----------   -----------

  Income (loss) before income taxes..............    $     1,343   $      (589)    $    (4,091)  $    (1,963)

Provision for income taxes                                  (507)          ---            (902)          ---
                                                     -----------   -----------     -----------   -----------

  Net income (loss)..............................    $       836   $      (589)    $    (4,993)  $    (1,963)
                                                     ===========   ===========     ===========   ===========


Income (loss) per share of common stock:
Basic............................................    $      0.02   $     (0.02)    $     (0.11)  $     (0.05)
Diluted..........................................    $      0.01   $     (0.02)    $     (0.11)  $     (0.05)


Weighted average shares:
Basic............................................     52,803,670    36,709,964      47,073,042    36,324,061
Diluted..........................................     59,482,582    36,709,964      47,073,042    36,324,061

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                     -------------------------     -------------------------
                                                        2000          1999            2000          1999
                                                        ----          ----            ----          ----

Net income (loss)................................    $       836   $      (589)    $    (4,993)  $    (1,963)

Other comprehensive income (loss):

  Foreign currency translation adjustment........           (699)          103            (745)         (193)
                                                     -----------   -----------     -----------   -----------


Comprehensive income (loss)                          $       137   $      (486)    $    (5,738)  $    (2,156)
                                                     ===========   ===========     ===========   ===========


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands except share data)
                                                        Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                        2000           1999
                                                        ----           ----

Cash flows from operating activities:
  Net loss.......................................    $    (4,993)  $    (1,963)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization................          1,943         1,342
    Non-cash interest expense....................          5,405           289
    Deferred income tax provision................            234           ---
    Other........................................            127           435

Changes in assets and liabilities,
  excluding acquisition:
    Accounts receivable..........................         (2,086)         (572)
    Inventories..................................            187           159
    Prepaid and other current assets.............            450           (18)
    Accounts payable.............................          1,028          (150)
    Accrued expenses.............................          1,233           163
                                                     -----------   -----------

      Net cash provided by (used in) operating
        activities...............................          3,528          (315)
                                                     -----------   -----------

Cash flows from investing activities:
  Purchase of property and equipment.............         (2,882)         (965)
  Reimbursement from government grant............            155           511
  Cash used for acquisition......................        (10,460)          ---
  Cash acquired from acquisition ................            196           ---
  Other..........................................           (958)         (153)
                                                     -----------   -----------

    Net cash used in investing activities........        (13,949)         (607)
                                                     -----------   -----------

Cash flows from financing activities:
  Proceeds from sale of common stock.............         17,671           374
  Proceeds (repayment) of debt - net.............         (4,404)          974
                                                     -----------   -----------

    Net cash provided by financing activities....         13,267         1,348
                                                     -----------   -----------

Effect of foreign exchange rate change on cash...             45            (2)
                                                     -----------   -----------

Increase in cash.................................          2,891           424
Cash, beginning of period........................            487           150
                                                     -----------   -----------
Cash, end of period..............................    $     3,378   $       574
                                                     ===========   ===========

Supplemental disclosure:
  Common stock issued for conversion of debt.....    $     6,079
Cash paid for interest...........................    $       448


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




(Dollars and Marks in thousands except share data)

1.    BASIS OF PRESENTATION

      The condensed consolidated balance sheet as of September 30, 2000 and the related condensed consolidated statements of operations and comprehensive income
(loss) for the three and nine month periods and statements of cash flows for the nine month periods ended September 30, 2000 and 1999 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

      The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Report on Form 10-K.

      Certain amounts in the prior year have been reclassified to conform to the current period presentation.

2.    ACQUISITION OF XTAL FIBERCORE S. A.

      On June 20, 2000, the Company, through a wholly owned subsidiary, acquired as of June 1, 2000, 90% of the capital stock of Xtal FiberCore S. A., ("Xtal"), from Algar S. A., ("Algar"), and entered into an agreement to acquire the remaining 10% of the capital stock (collectively, the "Acquisition"). Xtal's manufacturing facility is located in Campinas, Brazil and manufactures primarily singlemode optical fiber for sale mainly in Brazil. The acquisition was accounted for as a purchase.

      Prior to the Acquisition, no material relationship existed between Algar and the Company, the Company's affiliates, directors and officers, and associates of such directors and officers. The cost for the 90% interest in Xtal was $20,000 plus costs (commissions, legal and accounting fees) of approximately $1,657, and is subject to certain adjustments described below. At the closing of the Acquisition, the Company paid Algar $10,000 in cash and issued to Algar a $10,000, 6% note, payable on December 31, 2000. The Company was entitled to receive a $1 million discount if the Company redeemed the $10,000 note by August 31, 2000. At the closing of the Acquisition, the Company also issued to Algar a $2,500, 6% note, payable in two installments of $1,250 each, on September 20, 2001, and on December 20, 2002, respectively. The Company's obligation to pay the $2,500 note is contingent on Xtal's achieving certain profitability targets in 2000 and 2001. The Company may acquire the remaining 10% of Xtal's common stock upon payment of an additional $2,500, plus 6% interest, on or before June 20, 2003. The cost of the acquisition of $21,657 exceeded the preliminary estimate of the fair value of the net assets acquired by $11,277. This excess has been accounted for as goodwill and is being amortized over twenty (20) years.

       On August 29, 2000, Algar's Chief Operating Officer, on behalf of Algar, agreed, in writing, to allow the Company to receive the $1,000 discount, described above, if the remaining $9,000 of the note was paid by September 8, 2000. On September 8, 2000 the Company paid the $9,000, plus interest. Subsequently, Algar informed the Company that it disputes the understanding that was reached with the Chief Operating Officer extending the time within which to prepay the note and receive the discount. Currently, the Company is engaged in discussions with Algar to resolve the matter.

                        FIBERCORE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




      The funds the Company used, at closing, to pay the $10,000 in cash paid to Algar were obtained from (i) Crescent International Ltd. pursuant to an agreement under which the Company may require Crescent to purchase securities from time to time for an aggregate of up to $30,000 and (ii) proceeds received by the Company upon Tyco Electronics Corporation's exercise of warrants to purchase the Company's common stock. The Company used proceeds from the September 5, 2000 sale of common stock to Tyco Sigma Ltd, a wholly owned subsidiary of Tyco International Ltd., to make the $9,000, September 8, 2000 payment to Algar.

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


                                                             Pro Forma
                                                         Nine Months Ended
                                                            September 30,
                                                     -------------------------
                                                         2000          1999
                                                         ----          ----

Net sales........................................    $    34,543   $    18,216

Gross Profit ....................................    $     7,941   $     2,184

Net Loss ........................................    $    (4,914)  $    (5,986)

Basic and diluted loss per share of common stock.    $      (.10)  $      (.14)

Weighted average shares outstanding..............     50,843,872    42,327,968


3.    AGREEMENTS WITH TYCO INTERNATIONAL, LTD.

      On May 19, 2000, the Company entered into an Agreement with Tyco Electronics Corporation (formerly "AMP Incorporated" and a wholly owned subsidiary of Tyco International Ltd., "Tyco"), whereby Tyco agreed to convert the two notes due Tyco into common stock of the Company and to exercise warrants previously issued to Tyco in connection with the one of the notes. In accordance with the note agreement dated April 17, 1995 Tyco converted the remaining $2,000 in principal plus accrued interest of approximately $460 into 3,419,977 common shares of the Company. Also Tyco converted $3,000 plus accrued interest of approximately $972 on the note dated November 27, 1996 into 1,031,532 common shares. Additionally, Tyco exercised warrants, purchasing 2,765,487 common shares for cash of $2,000. In connection with the conversion of debt and the agreement, Tyco released its liens on the Company's assets.

      On September 5, 2000, the Company sold 1,352,275 shares of its common stock to Tyco Sigma Limited, a wholly owned subsidiary of Tyco International Ltd., and received proceeds of $9,000. Tyco does not have registration rights with respect to the 1,352,275 shares. The proceeds were used to prepay the $10,000 note to Algar, incurred in connection with our acquisition of Xtal, at a $1,000 discount for early payment. Algar has informed the Company that it disputes the understanding that was reached with Algar's Chief Operating Officer, extending the time within which to prepay the note to receive the discount. See also Note 2.

                        FIBERCORE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




4.    AGREEMENT WITH CRESCENT INTERNATIONAL LTD.

      On June 9, 2000 the Company concluded an agreement with Crescent International Ltd., an investment fund based in Geneva, Switzerland, whereby Crescent agreed to purchase up to $30,000 worth of securities which will include common stock of the Company and convertible notes up to $7,500. At the closing on June 9, 2000 the Company issued 1,200,274 common shares for $3,500 and issued a $6,000 convertible note, due June 9, 2002. An additional $1,500 convertible note, due July 5, 2002, was issued to Crescent on July 5, 2000.

       The Company, in accordance with the agreement, filed a registration statement to register shares underlying the transaction. The registration statement was declared effective September 29, 2000.

      The agreement extends for a period of two years until June 9, 2002 and provides that subsequent to September 29, 2000, the effective date of the registration statement, the Company may require Crescent, pursuant to the agreement, to purchase common shares of the Company on a monthly basis over the two-year period. The price per share will be 93% of the average of the lowest three consecutive weighted-average trading prices during the 22 trading days prior to the notice to Crescent to purchase shares. The Company is limited to a maximum of $3,500 for each sale of common stock during any twenty- two (22) day trading period.

      The convertible notes are convertible into common shares of the Company at the lower of i) the volume-weighted average trading prices during the 10 trading days preceding the closing, or ii) 93% of the average of the lowest three consecutive days weighted average trading price during the 22 trading days preceding conversion. In connection with the deemed beneficial conversion feature of the $6,000 and $1,500 note and, in accordance with accounting pronouncements, the Company recorded as of June 9, 2000 and July 5, 2000, $5,317 and $88, respectively, of non-cash interest expense offset by an increase in paid in capital. The adjustments have no effect on the net equity of the Company. On June 26, 2000, $2,000 of the $6,000 note was converted into 685,871 shares of common stock.

      At the closing the Company received proceeds of $9,500 of which approximately $1,369 was used to pay fees related to the transaction; the balance used to finance the Xtal acquisition discussed in note 2 above. On July 5, 2000, the Company received $1,500 from the issuance of a convertible note, of which approximately $35 was used to pay fees related to the transaction.

5.    COMMON STOCK ISSUED TO OTHERS.

      On September 13, 2000, upon completion of an additional sale to two venture capital companies outside of the United States pursuant to Regulation S under the Securities Act of 1933, the Company issued 155,718 shares of common stock at a price of $7.179 per share and received $1,117,900. The investors in both these transactions did not receive registration rights. In connection with that transaction, the Company paid fees of $33 and issued 4,672 five year warrants at $7.179.

6.    INVENTORIES

      Inventories consist of the following:

                                         September 30, 2000    December 31, 1999
                                         ------------------    -----------------

      Raw material                             $ 4,744             $   1,745
      Work-in-progress                             927                   361
      Finished goods                               750                   941
                                               -------             ---------

            Total                              $ 6,421             $   3,047
                                               =======             =========


7.    EARNINGS PER SHARE

      The following table shows the reconciliation of basic weighted average shares to diluted weighted average shares used in the computation of earnings per share for the three months ended September 30, 2000:

           Weighted average shares - basic             52,803,670

           Dilutive effect of options and warrants      6,678,912
                                                     ------------

           Weighted average shares - dilutive          59,482,582

      The shares related to the Company's convertible debt were not included in the calculation as the effect of these shares would have been anti-dilutive. Due to the losses incurred by the Company for the nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999, there was no difference between the basic and dilutive earnings per share.

8.    ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

      The results for the three and nine month periods include the operations of Xtal FiberCore S.A., the Company's recently acquired facility in Brazil, from June 1, 2000.

      Sales for the three and nine month periods ended September 30, 2000 were $13,188,000 and $23,054,000, respectively, compared to sales of $2,824,000 and $7,850,000 for the same periods in 1999. This represents an increase of $10,364,000 or 367% for the three months and of $15,204,000 or 194% for the nine months ended September 30, 2000 compared to the same periods in 1999. The increase includes the sales of Xtal for the three months ended September 30, 2000 of $9,214,000. Additionally, sales from the Company's German subsidiary increased by $1,150,000 or 41% and by $3,396,000 or 43% for the three and nine months ended September 30, 2000, respectively, compared to the same period in 1999. The revenue increases are primarily due to increases in product shipped to new and continuing customers, as well as increases in the prices of the Company's products. High product demand, higher pricing and strong sales growth at Xtal continued to strengthen during the nine months of 2000, and this trend is expected to continue.

      Gross profit improved to $3,859,000 (29% of sales) and $6,281,000 (27% of sales) for the three and nine months ended September 30, 2000, respectively, compared to $261,000 (9% of sales) and $1,004,000 (13% of sales) for the same periods of 1999. This improvement in the profit margin results from the Brazilian acquisition price increases and shipment increases. The Company anticipates that the gross margins will continue to improve as production levels are increased and as cost reductions and process improvements are implemented at both the German and Brazilian facilities.

      Selling, general and administrative costs increased $1,085,000 or 187%, and $1,577,000 or 90% for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Xtal represented approximately 95% of the quarterly increase and 76% of the year to date increase. Research and development costs increased $108,000 or 86% and $249,000 or 60% for the three and nine months ended September 30, 2000. The increase in research and development costs was due to increased spending on a new technology development project and other process improvements. The Company intends to continue current spending levels on research and development through the remainder of 2000.

      Interest expense increased by $476,000 and $5,852,000 for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The three and nine month increases include non-cash interest charges recorded in connection with the deemed beneficial conversion feature on two notes issued to Crescent International Ltd. The June 2000 note for $6,000,000 and the July 2000 note for $1,500,000 gave rise to non-cash interest charges of $5,317,000 and $88,000, respectively. The interest charges were offset by an increase in paid in capital. Accordingly, the charges had no effect on the net equity of the Company.

      The Company had foreign exchange gains (losses) of $16,000 and ($18,000) for the three and nine months ended September 30, 2000, respectively, compared to a loss of $30,000 in the third quarter 1999 and a loss of $348,000 for the nine months of 1999. The gains and losses are principally due to the impact of the fluctuations in the value of the Euro and DM versus the U.S. dollar.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company recorded expense of $90,000 and $127,000 for the three and nine months ended September 30, 2000, respectively, attributable to the 10% minority interest in the earnings of Xtal.

      The Company recorded a tax provision related to the foreign subsidiaries of $507,000 and $902,000 for the three and nine months ended September 30, 2000, respectively. The Company had no tax provision in the same periods in 1999 because the net deferred tax benefit of net operating loss carryovers was fully reserved at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated cash flow from operations of $3,528,000 in the first nine months of 2000 compared to the cash outflow from operations of $315,000 in the first nine months of 1999, an increase of $3,843,000 or 1220%. This resulted from the loss for the period of $4,993,000 offset primarily by depreciation and amortization of $1,943,000, non-cash interest expense of $5,405,000 and net changes in working capital items of $812,000. The improvement in cash from operations is the result of the higher sales and gross profit.

      Accounts receivable increased by $2,086,000 due to the increases in sales, and inventories decreased by $187,000 as a result of the increase in shipments. Accrued expenses increased by $1,233,000 principally due to increases in accrued legal and accounting fees related to the Xtal acquisition and the Crescent investment and increases in accrued salaries and interest payable.

      The Company invested $2,882,000 in new equipment during the nine months ended September 2000 and received $155,000 in German government grants for investments. Cash paid in connection with the Xtal acquisition was $10,460,000. Included in "Other" cash flows from investing activities is Restricted Cash of $924,000, which relates to a money market account pledged as cash collateral for a letter of credit issued for the benefit of Xtal.

      The Company received net proceeds of $17,671,000 from the sale of common stock, principally from the Crescent investment, the exercise of warrants to purchase common stock by Tyco, and by Tyco's $9,000,000 purchase of common stock. Loan repayments totaling $9,754,000, which consisted of $9,000,000 relating to the Xtal acquisition note and $754,000 relating to short-term German loans, were primarily offset by the issuance of $5,500,000 of convertible notes to Crescent. The proceeds from the sale of common stock and the notes issued to Crescent, as well as proceeds from Tyco's warrant exercise and $9,000,000 common stock purchase were used primarily for the Xtal acquisition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company has two principal operating subsidiaries, FiberCore Jena, which is located in Germany and its functional currency is the EURO, and Xtal, which is located in Campinas, Brazil, and its functional currency is the Real.

FOREIGN CURRENCY RISK. FiberCore Jena and Xtal may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the EURO and Real. At September 30, 2000, FiberCore Jena had outstanding forward exchange contracts for the sale of U.S. Dollars totaling $550,000, which mature at various dates in 2000 and 2001. The weighted-average exchange rate in these contracts is $0.9250 per Euro. A 10% change in the exchange rate could result in a gain or loss on these contracts of approximately $50,000. At September 30, 2000, Xtal had no outstanding forward exchange contracts.

      At September 30, 2000, the Company had a long-term loan denominated in Deutsche Marks (DM) totaling DM 7,700,000. The principal of the loan is due at maturity, September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $5,500 for the year 2000, $22,000 for each of the years 2001 through 2005, and $16,500 in 2006.

      Substantially all of the Company's sales are through the Company's German and Brazilian subsidiaries. Additionally, at September 30, 2000, 56%, 16% and 8% of the Company's assets were at its Brazilian, German, and Malaysian subsidiaries, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

INTEREST RATE RISK. At September 30, 2000, the Company had a short-term loan with an interest rate based on the prime rate, which is adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on this loan would not have a material impact on the results of operations.

                           PART II - OTHER INFORMATION

ITEMS 1 - 3

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Company's Annual Meeting of Shareholders ("Annual Meeting"), held on July 27, 2000, 48,302,347 shares of Common Stock were represented, in person or by proxy, constituting a quorum, of the total of 50,317,418 shares of Common Stock outstanding and entitled to vote at the Annual Meeting.

            At the Annual Meeting, the directors nominated were elected by the following votes:

                              Number of Shares        Number of Shares
                                 Voted For                Withheld
                              ---------------         ---------------

            Mohd A. Aslami      46,895,363               1,406,984
            Charles DeLuca      46,895,363               1,406,984

            No director received fewer than 46,895,363 votes or 93.2% of the outstanding Common Stock. No shares of the Common Stock voted against the election of Dr. Aslami and Mr. DeLuca. There were no broker non-votes on this proposal.

            At the Annual Meeting, the election of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company for the fiscal year ending December 31, 2000, was ratified by a vote of 46,851,995 shares (93.1% of the outstanding Common Stock). Holders of 20,290 shares voted against the proposal and holders of 112,389 shares abstained. There were no broker non-votes on this proposal. In addition, the Company's 2000 Long-Term Incentive Stock Plan was approved by a vote of 27,250,809 (54.2% of the outstanding Common Stock). Holders of 837,359 shares voted against the proposal and holders of 219,127 shares abstained. There were no broker non-votes on this proposal.

ITEM 5.
            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 3(ii): Amended and Restated By-Laws
                  Exhibit 27:    Financial Data Schedule

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

                  On July 3, 2000, the Company filed a Form 8-K, reporting the acquisition of Xtal FiberCore S. A.

                  On July 10, 2000, the Company filed an amended Form 8-K to include the audited financial statements of Xtal FiberCore
                  S. A.

                  On August 9, 2000, the Company filed a Form 8-K, reporting the resignation of Michael J. Beecher, Treasurer and Chief Financial Officer, effective July 31, 2000 and the appointment of Steven Phillips, as interim Treasurer and Chief Financial Officer.

                  On August 15, 2000, the Company filed a Form 8-K reporting a revision of second quarter earnings resulting from a non-cash adjustment to account for convertible securities with deemed beneficial conversion features.

                  On September 11, 2000, the Company filed a Form 8-K reporting the sale of 1,352,375 shares of its common stock to a wholly owned subsidiary of Tyco International Ltd.

                  On October 20, 2000, the Company filed a Form 8-K reporting expansion plans for the German and Brazilian manufacturing facilities, and the election of Michael A. Robinson to its board of directors.

                  On November 7, 2000, the Company filed a Form 8-K reporting an increase of approximately $67 million in connection with a previous reported Brazilian sales contract.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FiberCore, Inc.
                                    ---------------
                                     (Registrant)


Date:  November 14, 2000            /s/ Mohd Aslami
                                    ---------------------------------------
                                    Dr. Mohd A. Aslami
                                    Chairman, President and Chief Executive

Officer

                                      (Duly Authorized Officer)





Date:  November 14, 2000            /s/ Steven Phillips
                                    ---------------------------------------
                                    Steven Phillips
                                    Interim Chief Financial Officer and
                                      Treasurer

                                    (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------

3(ii)                   Amended and Restated By-Laws

27                      Financial Data Schedule