Form 10-K
period 2000-12-31
FIBERCORE INC
filed 2001-04-02
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                             ----------------------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to


                          COMMISSION FILE NUMBER: 0-21823
                                                  -------

                                 FIBERCORE, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

        Nevada                                                 87-0445729
--------------------------------                          ---------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

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

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

                                 Yes [X]   No [ ]

and

(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

--------------------------------------------------------------------------------
The aggregate market value of voting stock held by non-affiliates of the registrant as of March 29, 2001: $ 156,789,000
--------------------------------------------------------------------------------

Number of shares outstanding as of March 29, 2001:  59,010,085

                       DOCUMENTS INCORPORATED BY REFERENCE

      The registrant's S-3 prospectus filed under the Securities Act of 1933 in September 2000 is incorporated by reference into Part II hereof.

                                 FIBERCORE, INC.
                                TABLE OF CONTENTS

                                                                            Page
PART I....................................................................... 3
      ITEM 1.   BUSINESS..................................................... 3
      ITEM 2.   PROPERTIES...................................................19
      ITEM 3.   LEGAL PROCEEDINGS............................................20
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........20
PART II......................................................................21
      ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS......................................................21
      ITEM 6.   SELECTED FINANCIAL DATA......................................22
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS....................................23
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...31
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................32
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE.....................................60
PART III.....................................................................61
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........61
      ITEM 11.  EXECUTIVE COMPENSATION.......................................63
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT...................................................66
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............69
SIGNATURES...................................................................71

PART I.

ITEM 1.     BUSINESS
            --------

GENERAL

FiberCore, Inc. ("FiberCore" "FCI" or the "Company") is engaged in the business of developing, manufacturing, and marketing singlemode and multi-mode optical fiber and optical fiber preforms for the telecommunications and data communications industry. Preforms are the basic component from which optical fiber is drawn and subsequently cabled. The Company's principal operating units are FiberCore Jena GmbH ("FCJ"), the Company's wholly owned subsidiary in Germany and Xtal FiberCore Brasil S.A. ("Xtal"), the Company's 90% owned subsidiary in Campinas, Brazil, which was acquired in June 2000.

FiberCore Asia Sdn.Bhd. ("FCA"), incorporated as a joint venture in Malaysia and presently 51% owned by the Company with the right to increase the ownership up to 58%, was established to build and operate a local manufacturing facility for the production of optical fiber and preform in Malaysia's Multimedia Super Corridor with tax-free status for five years extendable to 10 years. Construction of the Malaysian facility required loan financing which, due to the economic downturn in Asia, has been delayed. Discussions are currently in progress with the lead syndicate bank to renew their previously approved loan financing, and with the joint venture partners to increase FiberCore's equity to approximately 90%. Notwithstanding the economic distress that has gripped the Asia-Pacific region since mid-1997, this region has attracted significant telecommunications investment, producing more than 30% of the world's fiber in 1999. The Company believes that these economies will improve, and the Company plans to develop a significant presence in the region, at such time.

Through Infoglas, Inc. a wholly owned subsidiary, the Company is moving forward with plans to build and operate a manufacturing facility in the United States that will serve the domestic market. As part of its location search, the Company has recently optioned land in North Carolina. The state of North Carolina has, subject to various terms and conditions, proposed a land grant, tax credits and other benefits with an estimated total value of $5.7 million if the Company were to locate in North Carolina.

In March 2001, the Company formed FiberCore Thailand, ("FCT"), a wholly owned subsidiary. With this facility planned in Thailand, the Company intends to manufacture singlemode fiber and preform for sale primarily to the Asian/Pacific
market.   Discussions are underway with various banks, including the Industrial
Development Bank of Thailand, to finance approximately 50% of the estimated $20 million cost for phase one of the project. The Company expects to finance the remaining project cost of $10 million.

The Company's other subsidiaries serve fiber-related activities. Through FiberCore Machinery ("FCM"), a wholly owned subsidiary of FCJ that was formed in March 2000, the Company designs, manufactures and installs specialty equipment used to manufacture optical fiber and preforms. Currently, FCM primarily supplies preform manufacturing equipment to the Company's fiber manufacturing operations.

In May 2000, FiberCore Quarz GmbH ("FCQ") was formed in Germany as a wholly owned subsidiary of the Company. FCQ will be utilizing the Company's newly patented Plasma Outside Vapor Deposition ("POVD") technology to complement the supply of synthetic silica tube that has been in short supply over the past one and one-half years. As a first phase of implementation, FCQ will be setting up a pilot production facility in Jena, Germany. The facility will be financed through a combination of German grants, loan guarantees and internal financing. The POVD technology is also expected to reduce the cost of tubes to the Company, its subsidiaries and affiliates. Initially the technology will be introduced to the manufacturing of singlemode fiber and, at a later date, to multimode fiber.

Automated Light Technologies, Inc., a Delaware corporation organized in 1986 and wholly owned subsidiary of the Company, manufactures equipment that monitors and identifies faults in fiber optic cables, cable protection devices, and electro-optical talk sets. In the past, the Company has focused its resources on developing its optical fiber and preform business and, therefore, has not been actively developing the ALT business. The Company, however, is now actively exploring ALT business opportunities.

Middle East Fiber Cables is a cable manufacturer, located in Saudi Arabia, in which the Company holds a 7% interest.


                                                   ---------------------
                                                   |                   |
                                                   |  FIBERCORE, INC.  |
                                                   |        USA        |
                                                   |                   |
                                                   ---------------------
                                                             |
                                                             |
        -------------------------------------------------------------------------------------------------------
        |                         |              |           |                        |                       |
------------------    -------------------------  | ---------------------    ------------------------    -------------------
|*FiberCore Jena |    |*Xtal FiberCore Brasil |  | |**FiberCore Asia   |    |**FiberCore Thailand  |    |**Infoglas, Inc. |
|     (100%)     |    |         (90%)         |  | |       (51%)       |    |       (100%)         |    |      (100%)     |
|    Germany     |    |         Brazil        |  | |      Malaysia     |    |      Thailand        |    |        USA      |
| MM / SM Fiber  |    |   Singlemode Fiber    |  | | Singlemode Fiber  |    |  Singlemode Fiber    |    |   MM / SM Fiber |
|   & Preforms   |    |       (some MM)       |  | |     & Preform     |    |     & Preform        |    |     & Preform   |
------------------    -------------------------  | ---------------------    ------------------------    -------------------
        |                                        |
        |                         -----------------------------------------------------
        |                         |                                                   |
------------------    -------------------------    ---------------------    ---------------------
|***FiberCore    |    |*** FiberCore Quarz    |    |    ***MEFC        |    |     ***ALT        |
|   Machinery    |    |        (100%)         |    |       (7%)        |    |       (100%)      |
|     (100%)     |    |       Germany         |    |    Saudi Arabia   |    |        USA        |
|    Germany     |    |   Silica Jacketing    |    |    Optical Fiber  |    |  Cable Monitoring |
|   Equipment    |    |  & Deposition Tubes   |    |       Cable       |    |  & Fault Locating |
------------------    -------------------------    ---------------------    ---------------------

  * Fiber
 ** Fiber (planned)
*** Fiber Related

RECENT DEVELOPMENTS

SALE OF SECURITIES

The Company has completed the following sales of securities during the past three years:

1) a private placement in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2), dated July, 1999, pursuant to which the Company issued to a private investor 1,000,000 shares of the Company's common stock, par value $.001 per share ("Common Stock") for $250 thousand;

2) a private placement in reliance on Section 4(2), dated May 16, 2000, pursuant to which the Company issued 485,002 shares to ten offshore accredited investors for $1.55 million

3) a private placement in reliance on Section 4(2), dated May 19, 2000, pursuant to which the Company issued 4,451,529 shares of Common Stock to Tyco Electronics Corporation, a wholly owned subsidiary of Tyco International Ltd, upon its conversion of $6.43 million outstanding debt, including interest, and issued 2,765,487 shares of Common Stock upon the exercise of warrants for $2 million;

4) a private placement in reliance on Section 4(2) with Crescent International Ltd, ("Crescent") dated June 9, 2000, with respect to a $30 million commitment pursuant to which the Company:

o  issued 1,200,274 shares of Common Stock for $3.5 million on June 9, 2000;

o issued $7.5 million in debt convertible into shares of Common Stock, of which $2.0 million on June 29, 2000 and $1.5 million on December 29, 2000 were converted into 685,871 and 590,760 shares of Common Stock, respectively. The remaining $4.0 million held as of December 31, 2000 was converted into 1,570,680 shares of Common Stock on January 12, 2001; and

o can require Crescent to purchase up to $19 million of additional shares of Common Stock, based on a market-based pricing formula; subject to certain terms and limitations set forth in the Company's Agreements with Crescent and with respect to which Crescent has registration rights,

5) a private placement in connection with transactions with Crescent, pursuant to which the Company issued to Gruntal & Co, LLC ("Gruntal"), its investment banker and agent, warrants to purchase up to 504,146 shares of Common Stock at a weighted average exercise price of $3.56;

6) a private placement in reliance on Section 4(2), dated September 5, 2000, pursuant to which the Company issued 1,352,275 shares of Common Stock to Tyco Sigma Limited, a wholly owned subsidiary of Tyco International Ltd., for $9.0 million;

7) an offering in reliance on Regulation S, dated September 15, 2000 pursuant to which the Company issued 155,718 shares of Common Stock to two venture capital companies located outside the U. S. for $1.11 million; and

8) a private placement in reliance on Section 4(2), dated December 29, 2000 pursuant to which the Company issued to Gruntal warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $5.00.

The Company used the proceeds from the foregoing sales of securities primarily to finance the acquisition of Xtal and improvements at Xtal's facilities and for research and development activities, working capital, and general corporate purposes.

In connection with the Company's transaction with Crescent, the Company filed a registration statement on Form S-3 which became effective on September 29, 2000. The registration statement provided for Crescent's resale of the shares of Common Stock previously issued to Crescent , the shares of Common Stock issuable to Crescent upon exercise of warrants, and 456,886 shares of Common Stock issuable upon exercise of warrants issued to Gruntal. The registration statement also included a shelf registration of 4,200,000 shares of Common Stock which the Company may sell through one or more underwritten offerings. As of December 31, 2000, the Company had not sold any shares under the registration statement. Gruntal has limited additional registration rights with respect to shares issuable upon the exercise of warrants and Crescent has registration rights with respect to shares the Company may require Crescent to purchase.

NEW CREDIT FACILITY

The Company executed a $10 million, five-year loan agreement with Fleet National Bank ("Fleet"), dated as of December 20, 2000, and which closed on December 26, 2000 (the "Loan Agreement"). The Company applied $2.15 million of the proceeds obtained pursuant to the Loan Agreement toward completing the financing of a new $25 million facility in Jena, Germany, designed to double the capacity of the existing Jena plant.

The Company intends to use the remainder of the proceeds to partially finance expansion of the Xtal manufacturing facility. The Company's repayment obligations under the Loan Agreement are guaranteed (the "Guaranty") by Tyco International Group S.A. ("TIGSA"), a wholly-owned subsidiary of Tyco International Ltd.

In connection with the Guaranty, the Company issued to TIGSA one share of the Company's Series A Preferred Stock entitling TIGSA to certain rights and privileges. In the event of a breach of certain covenants set forth in an agreement governing the Company's obligation to indemnify TIGSA in the event TIGSA is required to pay Fleet pursuant to the Guaranty (the "Guarantor Indemnification Agreement"), TIGSA's ownership of the share entitles TIGSA to elect a number of individuals to the Company's board of directors sufficient to give TIGSA control of the board until the termination of the Guarantor Indemnification Agreement.

The Company's obligations under the Loan Agreement are unsecured, provided that upon the occurence of an event of default under the Loan Agreement or in the event TIGSA's credit rating is reduced below a certain threshold, Fleet may trigger the attachment of a security interest in, among other things, certain intellectual property rights owned by the Company and in the shares of capital stock of the Company's subsidiaries.

ACQUISITION OF XTAL FIBRAS OPTICAS, S.A.

On June 20, 2000, the Company, through a wholly owned subsidiary, acquired as of June 1, 2000, 90% of the capital stock of Xtal Fibras Opticas, S. A., ("Xtal"), from Algar S. A., ("Algar"), one of the largest private conglomerates in Brazil, and entered into an agreement to acquire the remaining 10% of the capital stock (collectively, the "Acquisition"). Xtal's manufacturing facility is located in Campinas, Brazil and manufactures primarily singlemode optical fiber for sale mainly in Brazil.

At the closing of the Acquisition, the Company paid Algar $10 million in cash and issued to Algar a $10 million, 6% note, payable on December 31, 2000. According to the terms of the agreement, the Company was entitled to receive a $1 million discount if the $10 million note was prepaid by August 31, 2000. On August 29, 2000, Algar's Chief Operating Officer, on behalf of Algar, agreed to allow the discount if the remaining $9 million of the note was paid by September 8, 2000. On September 8, 2000 the Company paid $9 million, together with interest, to Algar. Subsequently, Algar disputed the understanding. On December 29, 2000, the Company, in full settlement of the dispute, paid Algar $200 thousand, receiving, in effect, an $800 thousand rather than a $1 million discount. At the closing, the Company also issued a $2.5 million, 6% note, payable in two installments of $1.25 million each, on September 20, 2001, and on December 20, 2002, respectively. The obligation to repay the $2.5 million note is contingent on Xtal's attaining specified profitability targets in 2000 and 2001; the target in 2000 was achieved. The Company may acquire the remaining 10% of the stock upon payment of $2.5 million, plus 6% interest on or before June 20, 2003.

OTHER AGREEMENTS

On April 14, 2000, the Company entered into an exclusive investment banking agreement with Gruntal & Co., LLC. ("Gruntal").

Gruntal received fees and warrants in connection with assistance provided in entering into agreements with Crescent. Upon the Company's requiring Crescent to purchase additional shares of common stock, the Company is obligated to issue additional warrants to Gruntal to purchase a number of shares of common stock equal to 6% of the aggregate number of shares issued to Crescent.

On December 29, 2000, the Company terminated the April 14, 2000 agreement and entered into a new, one year agreement with Gruntal, pursuant to which, among other things, the Company agreed to pay Gruntal $500 thousand and to issue a five year warrant for 100,000 shares, at an exercise price of $5.00. Of the $500 thousand, $250 thousand was paid on January 5, 2001, and $125 thousand is due on March 31, 2001 and June 30, 2001.

In January 2001, the Company engaged Merrill Lynch & Co. to act as a financial advisor in connection with any proposed business combination transaction or other corporate transactions.

RESIGNATION OF CHIEF FINANCIAL OFFICER

On July 31, 2000, Michael J. Beecher, the Company's Chief Financial Officer and Treasurer, resigned for personal reasons. Steven Phillips, who has been a director and financial consultant to the Company for many years, has assumed the role of interim Chief Financial Officer and Treasurer until a permanent replacement is recruited.

NEW BOARD MEMBER

On October 12, 2000, Michael A. Robinson, senior vice president and corporate treasurer of Tyco International Ltd, was elected to the Company's Board of Directors.


FIBER OPTIC PREFORM MANUFACTURING TECHNOLOGIES

Optical fibers are solid strands of hair-thin, high quality glass, which are usually combined to form cables for transmitting information via light pulses from one point to another. The fibers consist of a core of high-purity glass that transmits light encased within a covering layer designed to reduce signal loss through the side-walls of the fibers. Information transmitted through optical fibers is converted from electrical impulses into light waves by a laser or light emitting diode. At point of reception, the light waves are converted back into electrical impulses by a photo-detector.

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

There are two basic types of communication optical fibers: multi-mode fiber and singlemode fiber. Multi-mode fiber has a larger core (the area where the light travels) than singlemode fiber, carries less bandwidth and is more expensive. It is generally used over relatively short distances in wiring buildings and groups of buildings. The electronics and the connectors required to work with multi-mode fiber are less costly than the electronics required for singlemode fiber. For example, the light source for multi-mode fiber can be light emitting diodes, while singlemode fiber requires laser light sources. Singlemode fiber is used in long-distance trunk lines (cables between cities) and fiber-to-the-curb (cable from a central office to the curb in front of an office building or home).

The three basic technologies widely used to manufacture multi-mode and singlemode optical fiber are:

1. Outside Vapor Deposition ("OVD"), otherwise known as the "Corning process."

2. Inside Vapor Deposition ("IVD"), which is also known as Modified Chemical Vapor Deposition ("MCVD") or the "Lucent process". Due to its flexibility and relative ease of operation, this process is the most widely used around the world by independent manufacturers.

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

PROPRIETARY MANUFACTURING PROCESS AND PRODUCTS

The Company manufactures both multi-mode and singlemode preforms and fiber, but does not manufacture optical fiber cable, although MEFC, in which the Company has an interest, draws fiber from preforms and manufactures fiber optic cable.

The Company's patented technology can be best described as a "rod-and-tube" process, or as a hybrid of the OVD, IVD, AVD, and the Company's latest POVD processes. The Company's process takes advantage of available high quality doped (adding other glass materials, such as germanium dioxide to the silica glass) and undoped fused silica rods and tubes during the manufacturing process to produce more efficiently singlemode optical fiber preform and singlemode fiber at a substantially reduced cost than the alternative processes.

Specifically, the Company's process places a high-purity "core" glass rod inside a high-purity glass tube or "clad", which has a lower refractive index than the core, and collapses the tube over the rod to form an intermediate preform. The Company purchases the glass tubes and manufactures the "core" glass inside of the purchased glass tube. The composite material is subsequently converted to a glass rod referred to as an intermediate preform or core rod. Such intermediate preform can also be manufactured by any of the other existing processes. This intermediate preform is placed inside another purchased tube and collapsed together to form a final preform, which has the proper ratio of core-to-outside-diameter-glass. The preform is then drawn into finished fiber by placing it inside a "draw furnace", heated to approximately 2000 degrees Celsius, and "stretched" into tens of thousands of meters of hair-thin, flexible glass fiber. The Company believes that its patented process offers manufacturing-cost and capital-investment advantages over the processes currently in use by competitors for the manufacture of optical fiber, because
(i) the machine time necessary to produce a given size preform is significantly less, thereby allowing the Company to produce more preforms in the same time period; and (ii) in making the preform, the Company purchases the tube and manufactures a much smaller portion of the clad and 100% of the core which accounts for approximately 5% of the preform. Alternatively, the OVD process, for example, manufactures 100% of the preform, requiring substantially more capital investment. As FiberCore's POVD technology is further developed and implemented into production, the Company expects improved gross profit margins.

ALT Products

ALT, a wholly owned subsidiary of the Company has four principal products.

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

In addition, ALT manufactures cable protection devices and talk sets. Protection devices are installed at cable splice joints prior to the cables entering a building to protect against hazardous electrical currents that could otherwise be carried by metal sheaths encasing optical fibers, and electro-optical talksets. Field personnel use talk sets to communicate over optical fiber, twisted pair-cable (regular telephone cable), and metal sheaths encasing optical fibers and copper cables.

In the past, the Company has focused its resources on developing its optical fiber and preform business and, therefore, has not been actively developing the ALT business. Accordingly, the activities of ALT have been limited. Currently, however, the Company is actively exploring ALT business opportunities.

RESEARCH AND DEVELOPMENT

In 1997 and 1998, the Company filed two patents for a production process that the Company believes will substantially reduce the Company's manufacturing cost of optical fiber and preforms. In mid-1999, the Company installed the first machine using this new process in Jena, Germany for research and development. Based on strong preliminary results, the Company plans to increase production capacity using this process in 2001. Under the first phase, several new machines will be installed as a pilot plant. Additional machines will be installed based on operating results from the pilot plant. The 1997 patent filing for Plasma Outside Vapor Deposition ("POVD") was approved by the U.S. patent office during the first quarter of 2001.

The Company conducts research and development ("R&D") activities primarily at its manufacturing facilities. The Company's research and development activities are designed to improve the production process of fiber and preforms with special emphasis on cost reduction and the development of new processes and products. Some of the development programs consist of:

1) NZDSF (Non-Zero Dispersion Shifted Fiber) to permit dispersion compensation over a broad wavelength range with minimum fiber non-linearities, which reduces total loss over the span, including lower splice loss. This fiber will have application in the same areas as Corning's LEAF and Lucent's TrueWave fiber, which are generally used for long distance and applications, requiring very high bandwidth.

2) ValuGrade and EconoGrade products in both singlemode and multi-mode design that are more suitable for shorter distances such as Internet access, Feeder Loop (also known as "Metropolitan Area Network"), Fiber to the Curb and Fiber to the Home applications. FiberCore has already received orders for this new product line. Additional development continues to further reduce the costs of these already low-cost products.

3) POVD process enhancements to manufacture cladding material for optical fiber more economically and to increase production rate of both singlemode and multi-mode preform relative to other competing technologies, generating significant savings in production costs. FiberCore just recently received its initial US patent on this process and expects to receive counterpart patents in other regions of the world, one of which has been issued. We further expect to apply and ultimately receive several additional patents, as we continue the development of this process.

In addition, the Company is conducting R&D activities in developing the following new products:

1) Fiber Lasers. Fiber Lasers are being developed in cooperation with certain research institutes and printing equipment manufacturers in Germany. This program is partially funded by the German Government. This special Fiber Laser generates laser light for heavy-duty laser printing. The program started in the middle of 2000, and is expected to be completed by 2003.

2) Laser Power Transmitting Fibers ("LPTF"). LPTF's are used for high power transmission in conjunction with various types of lasers. Fiber Laser and LPTF are expected to replace gas lasers in certain applications such as laser welding, laser cutting, and laser surgery. The Company is funding the entire cost of this project.

3) Fiber for High Power Laser Transmission. This fiber is used for laser projection applications, including laser television ("TV"), which are expected to be more cost effective than flat panel TV's. The fiber, which has been developed in cooperation with an independent research institute and funded with government grants, is completed and products are being marketed in Europe. At this time, although the volumes are relatively small, the fiber price is relatively high.

4) Bragg Grading Fiber ("BGF"). These highly photosensitive fibers can also create band-path that, like filters, will work in the dense wavelength division multiplexing ("DWDM") applications. The Company is funding 55% of this project through government grants and outside sources. The Company has completed the development of these fibers; however, at present, the imprinting of BGF's is being done in cooperation with a research institute in Germany. The Company already begun marketing this fiber. This product was developed for quasi distributed fiber sensors to be used for monitoring buildings, bridges, aircraft, transformers and many other applications. Additional work will be done to expand the application of this product into the growing telecommunications market.

The Company's R&D expenditures have increased by 102% during 2000 from the prior year and 52% during 1999 from the prior year. Such expenditures amounted to $1.46 million, $722 thousand and $475 thousand for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

Twenty-five (25) of the Company's employees devote substantially all of their time to research and development. In addition, the Company has contracts with several individuals who are involved in contract engineering and/or development work, including software development.

SALES AND MARKETING

MARKETING STRATEGY

To capitalize on the growth in fiber demand, the Company's sales and marketing strategy is to increase market penetration through developing long-term, strategic relationship supply contracts for both preform and fiber products as rapidly as practical, expanding the Company's global sales and marketing programs, and emphasizing the performance and cost advantages of the Company's patented technology. The Company plans to sell products in areas where it can reasonably expect to avoid direct competition from major suppliers of fiber, such as Lucent Technologies and Corning, and secure its customer base through strategic alliances. Consistent with this strategy, initial marketing efforts for singlemode fiber and preform have been focused on establishing strategic alliances in developing countries where management believes the demand is growing more rapidly than in Europe and the Americas. However, with the recent shortage of fiber, the Company has been able to secure several long-term contracts for singlemode in Europe and the Americas. Multi-mode fiber is marketed in Europe and the Americas where management believes market opportunities are the greatest for this product. In July 1999, the Company began selling into the United States and expects that sales growth will be more rapid than in Europe.

Management believes the telecommunications infrastructure of developing countries is in the early stages of evolution and competition is not well established. In the past, developing countries would typically purchase older, previously deployed communications technology and equipment. However, the lack of a copper cable infrastructure, the desire to become more technologically advanced, the rapid growth in cellular communication and electronic commerce have driven most developing countries to choose fiber rather than copper to develop a sophisticated communications network. These countries must first install a fiber optic in-frastructure of trunk and feeder lines followed by fiber, copper or wireless to the subscriber loop. The Company is initially targeting the large fiber optic cable manufacturing companies in Asia, the Middle East, the Pacific Rim, and certain European and Eastern European markets.

Ten employees devote substantially all of their time to sales and marketing, covering several regions throughout the world, including the United States, South America, Western and Eastern Europe, Asia Pacific, the Middle East and Africa. In certain areas of these regions, independent sales representatives assist in the sales and marketing efforts.

STRATEGIC RELATIONSHIPS

The Company is seeking to increase market penetration in optical fiber markets through strategic alliances and/or joint ventures. The Company has several strategic customer relationships and has established two joint ventures. In addition, discussions are presently underway with potential foreign and domestic investors, and joint venture partners, including cable manufacturers, to build plants for producing optical fiber and optical fiber preform that would supply existing or planned fiber optic cable plants.

These relationships are being formed so that the Company provides the preforms and the related technology requirements, and the other partner provides the financing, operating, and local marketing expertise. Using this approach, it may be possible for the Company to more rapidly obtain market share with little, if any, cash capital investment.

EXPANSION

The Company anticipates that product demand will be generated from its strategic alliances, as well as from independent manufacturers of fiber optic cable. The Company intends to capitalize on the expected growth of the fiber optics industry by constructing a number of facilities to produce optical fiber and optical fiber preforms. The Company plans to use a well-balanced, phased-in approach for establishment of these facilities.

In response to high customer demand for the Company's fiber, the Company has begun implementing its capacity expansion program.

Currently, a second and larger facility in Jena, Germany is under construction and expected to be on-line by late 2001. This new facility will improve manufacturing efficiency, increase the Company's competitiveness in the marketplace, and more than double the current capacity. The Company has orders sufficient to operate the existing Jena facility, as well as initial phase of the planned facility, at capacity for the next three years.

The Company's Brazilian subsidiary, Xtal, has a current capacity of approximately 1,000,000 kms of singlemode fiber per year. With the integration of FiberCore and Xtal technologies, this capacity is expected to double within the next year and is sold out for the next three years based on current orders and commitments. The technology integration has already had an effect, increasing Xtal's capacity from 500,000 kms in 1999. The plant also has available excess building space as well as land for new construction, which will allow the Company to add auxiliary processing equipment to further accelerate capacity increases. Equipment has been ordered and plans are underway to take full advantage of available space and increase capacity as quickly as possible in order to satisfy customer requirements.

In the longer term, the Company is planning on new facilities in Malaysia, the United States, and Thailand.

COMPETITION

The Company is the only "pure" fiber supplier in the Western Hemisphere and Europe. With Corning, Lucent and Alcatel all involved in manufacturing cable and limited (fiber) supply, independent cablers have turned to FiberCore for fiber, which has altered the competitive environment. Due to this high demand for the Company's fiber and to increase market share, the Company has concentrated on manufacturing and selling fiber rather than preform. During 2000, the Company began increasing its fiber manufacturing capability at FiberCore Jena in Germany, and in June 2000 acquired Xtal in Brazil. In addition, the Company is increasing capacity through building a new facility in Jena (planned to be on-line in late 2001) and increasing capacity in Brazil through an equipment and facilities expansion.

FIBER

The competition in multi-mode fiber products is limited to a few manufacturers in North America and Europe. They include Corning, Inc., Lucent Technologies, Alcatel, and Plasma Optical Fiber. Management believes that Corning, Inc., Lucent Technologies, and Alcatel generally supply the majority of their production to their own cablers or joint venture partners. Therefore, in the US and Europe, multi-mode fiber will be the primary product, due to the

Company's unique technological and cost advantage, coupled with the fact that the other three large U.S. producers do not focus on the multi-mode fiber as their primary business. Furthermore, FiberCore plans to offer several types of multi-mode fibers for specific applications and performance advantages. These include different glass composition for radiation resistant fiber for Government applications, high performance multi-mode fiber for emerging network protocols, such as Gigabit Ethernet, and special coatings for customer specific applications. Additionally, because of manufacturing flexibility, the Company is positioned to respond quickly to special customer requirements and applications.

The competition in the singlemode fiber market is much more extensive than in the preform market or the multi-mode fiber market. Most of the competition for fiber comes from Corning, Inc. and Lucent Technologies. Competition in the fiber market was primarily based on availability and quality. However, the recent and on-going global shortage has enabled the industry to raise prices after many years of falling prices. In the past, with some exceptions, the Company's fiber has been generally priced at comparable levels to fiber manufactured by the larger producers. Overall, changes in both product and manufacturing have enabled the Company to keep pace with global pricing trends and, if required, compete below market levels. The Company began actively marketing its new line of high performance products to support emerging protocols, as well as our ValuGrade and EconoGrade line of products, which have excellent price/performance characteristics.

PREFORM

Management believes that there is limited competition in the sale of preforms to cable manufacturers who draw their own fiber. Such competition, however, is expected to grow. The largest competitor in this product is Shin Etsu, a Japanese company. In addition, Alcatel supplies limited quantities of singlemode preform.

The predominant practice of most fiber manufacturers is to make fiber optic preforms only for their internal use and not to sell preforms to other fiber-optic manufacturers. Management believes these large companies will not enter the preform market because of the built-in inherent disincentive in selling preforms; they have already invested heavily in plant, equipment and technology to convert preforms into fiber and/or cable, and by selling preforms they would be giving up value-added margins. The Company's customers are not vertically integrated and require preforms that are in limited supply.

ALT PRODUCTS

The Company's management believes there is limited or no direct competition for its FOCMS product line except for Norscan Instruments, Ltd ("Norscan"). Most other competing technologies and products are more complementary to the Company's products than true competitors because these products and the Company's products are both needed to perform short range and long range fault locating.

Numerous companies manufacture cable protection devices. The Company believes, however, that it has the only product approved by Underwriters Laboratories, an internationally recognized certifying organization.

While other companies manufacture field talk sets that enable personnel to communicate by twisted pair, metal sheath or optical fiber, the Company knows of no other company that manufactures a product that enables personnel to communicate over all three media, although many companies have or can acquire the technology to create such a device.

CUSTOMERS, INVENTORY, BACKLOG AND ADVERTISING

A key element of the Company's marketing strategy is to maintain sufficient raw material and finished goods inventories to enable the Company to fill customer orders promptly.

CUSTOMERS REPRESENTING OVER 10% OF SALES

The following table is based on the total sales of the Company for all periods presented.

2000                      % of Sales
  Cabelte Cabos
  Electricos S/A              11%
  Furukawa Industrial S/A     11%

1999
  Leone AG                    24%
  Pinnacl Ltd. (1)            21%
  Siemens AG (2)              10%
  Optical Cable Corp.         10%

1998
  Leone AG                    23%
  Pinnacl Ltd. (1)            22%
  Siemens AG (2)              13%
  Belden Wire & Cable         10%

(1)  Acquired by Tyco International in 2001.

(2)  Acquired by Corning in 2000.

In previous years, the loss of the top four customers (in percentage of sales) would have had a material adverse effect on the Company. The broadening of the Company's customer base coupled with longer-term contracts and agreements presents less risk in the event that any of the top customers decide to cancel contracts or orders. Further, several contracts contain "take or pay" provisions, which means that customers are contractually obligated to pay under the contracts whether or not they accept shipment of the fiber.

BACKLOG, SALES AND ADVERTISING

At December 31, 2000, the Company had a backlog of orders approximating $190 million ($12.8 million at December 31, 1999) of which $111 million are multi-year "take or pay" contracts. This represents a 1,384% increase over the backlog in the previous year. During 2000, ten of the Company's employees were engaged in sales activities, three in Europe, one in North America, four in South America, and two in Asia, the Middle East and Africa. The Company also utilized manufacturers' sales representatives in certain geographic markets. Assisted by local representatives, management intends to establish strategic relationships with key managers of local CATV, telephone, and cable companies. In addition, other management executives are engaged in negotiating long-term supply agreements with current and potential customers.

In the past the Company promoted its products principally through direct mailings, visits to potential customers, distribution of product brochures through sales representatives and exhibiting at industry trade shows. Recently, the Company embarked on a new advertising campaign emphasizing quality and its new range of products, and has begun participating in industry conferences such as the Kessler Marketing Intelligence conference. The Company also provides product information on its U.S., German and Brazilian websites.

PATENTS

The Company is highly dependent on its patents. The Company's long-term strategy includes becoming a low-cost producer of fiber optic preforms and optical fiber to independent manufacturers of fiber optic cable. To do this, the Company must continually improve its manufacturing processes at its facilities by implementing the Company's patented technologies, by developing new techniques that lower production costs, and by offering new and competitive products. With these patents, manufacturing efficiencies are increased, thereby reducing manufacturing cost and improving overall profitability. The Company is also able to expand its business and reduce the need for cash financing by leveraging the Company's intellectual property. For example, in the Malaysian joint venture, the Company contributed the value of its technology in return for a 51% interest in the joint venture. Similarly, because of increases in manufacturing efficiency provided by the Company's patented technology, the Company can increase capacity with less equipment than otherwise needed. By capitalizing on its technology, in this manner, the Company reduced its cash requirements and the likelihood of additional shareholder dilution. The Company plans to use this financing technique in future transactions when and as appropriate. The Company's patents also help protect the Company from competition by preventing others from using the technology covered by the patent.

In 1997 and 1998, the Company filed two patent applications in the U.S. for a process, which the Company believes will improve the cost and efficiency of producing optical fiber preforms. The 1997 patent filing was approved by the U.S. patent office during the first quarter of 2001. This U.S. patent relates to the Company's unique POVD technology. The Company has corresponding patent applications in many foreign countries and expects that counterpart filings will be issued in the near future; a POVD patent has been issued in South Africa.

The Company is the registered owner in the United States of three patents covering its cable monitoring systems and fault locating methods. The Company acquired from Norscan a patent issued by the United Kingdom for the same technology. In addition, the Company has filed international patent applications covering this technology in various other countries around the world, although none have yet been granted. Pursuant to the Company's agreement with Norscan, Norscan has the right to a Canadian patent reissuance and may otherwise use the technology in Canada. The Company has improved upon Norscan's technology and obtained a European patent and United States patent, Patent No. 5,077,526, which expires in 2008 covering the improvements. The Company also owns a United States patent, Patent No. 4,947,469 expiring in 2007, and a European patent covering a cable fault location method. In addition, the Company owns a United States patent covering the provision of backup power to optical communications systems.

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

INTERNATIONAL OPERATIONS

The Company is subject to all the risks of conducting business internationally. These risks include unexpected changes in legislative or regulatory requirements and fluctuations in the United States dollar, the Euro, the German mark, the Brazilian real, and other currencies in which the Company is doing business from time to time. The business and operations of FCJ and Xtal, are subject to the changing economic and political conditions prevailing from time to time in Germany and Brazil, respectively. Labor costs, corporate taxes and employee benefit expenses in Germany are high compared to the rest of the European Union, the United States and Japan. In addition, Brazil's economy has been subject to periods of high inflation. FCA, the Company's joint venture in Malaysia, which has been delayed because of the financial crisis in Asia, is subject to similar international risks. There is also the threat of regional conflict. The Company's participation in MEFC is subject to the risks of doing business in Saudi Arabia and the Middle East in general. These risks include, but are not limited to, the threat of regional conflict. To date, essentially all of the Company's revenues have come from its subsidiaries, FCJ and Xtal.

TRADEMARKS

FCJ is the owner of the registered trademark InfoGlas(R) under which it markets its optical fiber products. In 1997, the Company filed for registration of the trademarks "EconoGrade" and "ValuGrade" for products it introduced in the market in 1998.

SEASONALITY

The Company's business does not have strong seasonal fluctuations, and the Company does not expect material seasonal variations to revenue.

RAW MATERIALS

The Company presently can purchase all its raw material requirements for its optical fiber and preform business. The major component of a preform is silica glass tubing, which is available in various sizes. Various high purity gases such as oxygen, nitrogen, argon, helium, chlorine and chemicals such as silicon tetrachloride, silicon tetra fluoride and germanium tetrachloride are used in the process of manufacturing preform. During 2000, FCJ purchased approximately 95% of its key glass tubing raw material from Heraeus Quarz Glas GmbH & Co. K G ("Heraeus") located in Hanau, Germany. XTAL purchased approximately 81% of its preform requirements from Shin Etsu, a Japanese Company. Heraeus accounted for approximately 95% and 90% of the German facilities glass tube requirements in 1999 and 1998, respectively. The Company recently entered into a five-year contract with Heraeus to supply tubes. Quantities under the contract, together with glass from other sources are expected to satisfy most of the Company's current needs. Under the contract, the supply of glass increases by over 50% in 2002, in line with the Company's existing commitments from its customers. Quantities for 2003 will be set within the next several months which is expected to be significantly higher than the 2002. The contract contains mutual "take or pay" provisions to the extent that the Company purchases less than or Heraeus delivers less than the agreed upon annual percentage covered by the annual purchase order. For 2001, 2002 and 2003, the agreed upon percentage rates are 90%, 80% and 70%, respectively. Given the Company's significant backlog, it is unlikely that the Company will suffer any material consequences as a result of its purchasing less the agreed upon percentage.

If the Company becomes unable to secure its raw material requirements, as needed, there can be no assurance that the Company will be able to obtain raw materials on commercially acceptable terms, and such failure to obtain raw materials could have a material adverse effect on the Company. To limit the possibility of future shortages of key materials, the Company has successfully identified alternate suppliers. In addition, the Company plans to augment its tube requirements through its own internally manufactured tubes, using its new POVD technology. The Company believes this technology will yield a significant competitive advantage through increased manufacturing efficiency and reduced production costs. Both FCJ and Xtal have the capability to manufacture the high-purity synthetic core glass using a first purchased cladding tube, as well as adding additional purchased cladding tubes using the Company's patented production process.

EMPLOYEES

At December 31, 2000, the Company employed 270 persons, of whom 3 are executives, 51 are in sales and administration, 191 are in manufacturing and 25 are principally in research and development. Of the 270 employees, 8 are headquartered in the United States, 139 in Brazil, and 123 in Germany. Almost all of Xtal's production and industrial employees are members of a union. The collective bargaining agreement covering substantially all members (executives are not covered) provides for an annual distribution to employees of a specified amount, as agreed by the Union and Xtal in the first quarter of each year, for the following year. The Company is not party to any other collective bargaining agreements and the Company does not maintain a pension plan. The Company considers its relations with employees to be satisfactory and believes that its employee turnover does not exceed the industry average.


ITEM 2.     PROPERTIES

 The Company leases 5,000 square feet of office space as its Corporate Headquarters in Charlton, Massachusetts. The monthly rent is $2,250, and the rental agreement is on a monthly basis.

The Company has two manufacturing facilities. The FCJ's facility, which is located in Jena, Germany, is leased at a monthly cost of approximately $24,000 and occupies approximately 30,000 sq. ft., including 20,700 sq. ft. of production space, 6,100 sq. ft. of office and storage space and an additional 3,200 sq. ft. of outside facilities for gas storage tanks. The Company owns all machinery and equipment at the facilities, subject to certain restrictions, at the Jena facility. In 1999, the term of the lease for the Jena operation was extended to December 31, 2001 and is renewable for additional terms aggregating 25 years, at the option of the Company; the Company intends to remain in this facility.

The Company owns the land and buildings at the Xtal facility, which comprises approximately 215,300 sq. ft. The site is comprised of 6 separate buildings for a total of 82,800 sq. ft. that contain 14,000 sq. ft. of production space, 36,800 sq. ft. of support and storage space, 11,000 sq. ft of external facilities, and 21,000 sq. ft of office space.

The Company maintains casualty and liability insurance at both facilities.

ITEM 3.     LEGAL PROCEEDINGS

The Company is currently in litigation with Techman International Corp. ("Techman") and M. Mahmud Awan who controls Techman, relating to certain investments, contracts and other claims. Both parties are seeking approximately $500,000. In addition, the Company is suing Techman and Awan for the return of shares that have been canceled by the Company because of the failure of Techman and Awan to satisfy certain conditions related to their issuance. In September 2000, the court found that there is reasonable likelihood that the Company would recover on its claims and, accordingly, granted the Company's motion for an attachment and preliminary injunction with respect to certain assets of Techman and Awan (Superior Court Department, Docket No. 00-0812C). The litigation is in the discovery phase. Based on the court's ruling, the Company believes it is likely to prevail in this matter.

In addition to the above, the Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse affect on the business of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


              (The remainder of this page intentionally left blank.)

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

In November, 2000, the Company's stock began trading on the NASDAQ small-cap. The Company's stock previously traded on the Over the Counter (OTC) Bulletin Board, where the public market was limited. There were 211 holders of record and approximately 15,000 beneficial owners of Common Stock as of March 1, 2001. Set forth below for the periods indicated are the high and low prices for the Common Stock as reported on the Bulletin Board and Nasdaq small-cap. The Company's stock trades under the symbol FBCE.

STOCK PRICE AND DIVIDEND POLICY

Period                                               High             Low
2000
----
   4th quarter                                       $ 7.16          $2.19
   3rd quarter                                       $ 9.31          $4.41
   2nd quarter                                       $ 7.00          $2.81
   1st quarter                                       $11.00          $1.72
1999
----
   4th quarter                                       $2.13           $0.39
   3rd quarter                                       $0.69           $0.22
   2nd quarter                                       $0.36           $0.16
   1st quarter                                       $0.50           $0.13

The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition, contractual and legal restrictions and other relevant factors. Under the Loan Agreement, and related documents, the Company is prohibited from paying dividends as long as the loan remains outstanding. The Company does not expect to declare or pay any dividends in the foreseeable future. In addition, the ability of the Company to pay cash dividends in the future will be subject to its ability to meet certain other of its obligations.

See ITEM 1 : RECENT DEVELOPMENTS, Sale of Securities for a description of the Company's recent sales of unregistered securities and the Company's registration statement on Form S-3.

ITEM 6.     SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data of the Company for each of the years 2000, 1999, 1998, 1997, and 1996 has been derived from the audited financial statements and notes thereto of the Company and its predecessors. The information set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                            YEARS ENDED DECEMBER 31,
                    (Dollars in thousands except share data)

                                               2000(1)            1999              1998              1997              1996
                                            ------------      ------------      ------------      ------------      ------------

Operating Data:

   Net Sales ............................   $     36,919      $     12,126      $      8,201      $      7,078      $      8,096
                                            ------------      ------------      ------------      ------------      ------------
   Costs and expenses:
   Cost of sales ........................         25,118             9,820             6,534             5,702             7,200
   Selling, general, and administrative..          5,071             3,237             2,981             3,148             4,324
   Research and development .............          1,459               722               475               434               420
   Interest expense, net ................          5,832               952               746               638               387
   Other income (expense), net ..........            226              (336)              208              (213)              102
                                            ------------      ------------      ------------      ------------      ------------
   Loss before provision for income taxes
     and minority interest ..............           (335)           (2,941)           (2,327)           (3,057)           (4,133)

   (Provision) benefit for income taxes..         (2,054)              937               (15)              (21)               --
                                            ------------      ------------      ------------      ------------      ------------
   Loss before minority interest
                                                  (2,389)           (2,004)           (2,342)           (3,078)           (4,133)
   Minority interest in income of
     consolidated subsidiary ............           (308)               --                --                --                --
                                            ------------      ------------      ------------      ------------      ------------
   Net loss .............................   $     (2,697)     $     (2,004)     $     (2,342)     $     (3,078)     $     (4,133)
                                            ============      ============      ============      ============      ============

Basic and diluted loss per share ........   $      (0.05)     $      (0.05)     $      (0.07)     $      (0.09)     $      (0.13)
                                            ============      ============      ============      ============      ============

Weighted average shares outstanding .....     49,043,882        36,610,544        35,833,501        35,744,182        31,695,693
                                            ============      ============      ============      ============      ============

Balance Sheet Data:
   Working capital ......................   $      2,047      $      1,041      $      1,425      $      3,208      $        191
   Total assets .........................         67,453            24,062            25,768            26,107            17,642
   Long-term obligations ................          9,849             9,563            10,204             9,851             4,587
   Total liabilities ....................         28,551            14,085            14,864            13,351             7,618
   Minority interest ....................          4,750             3,263             3,263             3,217                --
   Accumulated deficit ..................        (19,893)          (17,196)          (15,192)          (12,850)           (9,772)
   Stockholders' equity .................         34,152             6,714             7,641             9,539            10,024

(1) Includes results from the acquisition of Xtal as of June 1, 2000. Additionally, interest expense, net, includes $5,405 of non-cash, non-recurring interest expense on convertible debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (Dollars, Deutsche Marks, Brazilian Reais, and Euros in Thousands)

BACKGROUND

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of the Company to contain costs, to grow internally or by acquisition and to integrate acquired businesses into the Company's group of companies; (iii) the uncertainties of litigation; (iv) the Company's dependence on significant customers and suppliers; (v) changing conditions in the optical fiber industry which could adversely affect the Company's business;
(vi) unsettled economic conditions in several of the countries in which the Company operates; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products, price reductions or the entry into the market of new competitors; (viii) the delivery of and ability to commission new equipment as scheduled; and (ix) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this Form 10-K. When used in this Form 10-K, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plan" and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

The Company's principal operating companies are FCJ and Xtal. FCJ manufactures principally multi-mode fiber; Xtal manufactures principally singlemode fiber.

The Company maintains its corporate headquarters in Charlton, Massachusetts, which is staffed primarily by executive, accounting and administrative personnel. The following discussion and analysis of the results of operations is based on the Company's audited financial statements for the years ended December 31, 2000, 1999 and 1998.

RESULTS OF OPERATIONS

            Year Ended December 31, 2000

The results for the twelve (12) month period ended December 31, 2000 includes the operations of Xtal, from June 1, 2000.

Net sales for the year ended December 31, 2000 increased by $24,793, or 204%, over 1999. The increase includes the sales of Xtal for the seven months ended December 31, 2000 of $21,916. Additionally, sales from the Company's German subsidiary increased by $2,870 or 24% for the year ended December 31, 2000. The revenue increase is primarily due to increases in product shipped to new and continuing customers, as well as increases in product prices. High product demand, higher pricing and strong sales growth at both facilities continued to strengthen during the year, and this trend is expected to continue for 2001.

Cost of sales increased by $15,298 or 156% over 1999 due to the increase in volume shipped, offset by a decrease in costs per unit of production. Of the $15,298, $14,978 relates to Xtal. Due to the mix of products sold it is not practicable to disclose costs per unit of production for each of the different products. Average production costs overall declined by approximately 26% from 1999 to 2000. This decrease in production costs was the result of changes in the mix of products produced, improved production yields (lower raw material consumption for the volume produced) and production process improvements resulting in a greater volume of production per machine hour. The Company continuously invests in process development to further reduce costs.

Gross profit was $11,801 or 32% of net sales in 2000 compared to $2,306 or 19% of net sales in 1999. Of the $9,495 increase, Xtal accounted for $6,938; FCJ accounted for $2,553, a 111% increase over the $2,306 reported for the prior year. The rise in gross profit results from the addition of Xtal, increases in prices and quantities shipped, and manufacturing process improvements. The Company anticipates that gross margins will continue to improve as production levels are increased, as the Company continues to integrate its technology between operations, and as cost reductions and process improvements are implemented at both facilities.

Selling, general and administrative costs increased by $1,834 or 57%, over 1999. This increase is almost entirely attributable to expenses incurred by Xtal. Selling, general and administrative costs were 14% of net sales in 2000 compared to 27% of net sales in 1999, reflecting a higher sales base. Research and development costs were $1,459, an increase of $737 or 102% over the prior year. Of this increase, $558 or 75% relates to Xtal. The Company intends to continue its research and development to increase production, reduce manufacturing costs and develop new products. Accordingly, the Company plans to double 2000 spending levels on research and development for 2001. The Company believes that this investment will result in substantially lower production costs in the future, thus increasing profitability and maintaining the Company's competitiveness.

Interest income increased $257 in 2000 compared to 1999 primarily due to the increase in income from the investments of the DM 3,850 security deposit with the Berliner Bank and interest income from Xtal.

Non-cash interest expense of $5,405, which was offset by an increase in paid-in capital, relates to the deemed beneficial conversion feature of the $7,500 convertible notes issued to Crescent International Ltd. in June and July 2000.

Other interest expense was $794 in 2000 compared to $1,062 in 1999. The decrease was attributable primarily to the repayment and conversion of 1999 outstanding loans.

The Company recorded a tax provision of $2,054 in 2000 compared to a net tax benefit of $937 in 1999. The provision for 2000 is primarily the result of taxable income earned by the Company's foreign operations in Brazil and Germany. The provision also reflects no benefit for U.S. operating losses and the $5,405 non-cash interest expense described above. In 1999, the Company recognized the future tax benefit of the remaining net operating loss carryover from the German subsidiary.

Excluding the effect of non-cash interest charges of $5,405, net income for 2000 was $2,708 rather than a net loss of $2,697 compared to a net loss of $2,004 for 1999. The primary cause of the $4,712 increase was the increase in sales, the increase in gross margins, the decrease in the percentage of selling, general and administrative expenses to net sales, partially offset by higher research and development expenses and the provision for taxes.

            Year Ended December 31, 1999

Net sales for the year ended December 31, 1999 were $3,925 greater (47.9%) than net sales in 1998. The increase was principally due to a 123% increase in volume shipped to new and existing customers in 1999 compared to 1998, offset by lower average selling prices ranging from 15% to 33%. Average selling prices decreased in the first half of 1999 compared to 1998, primarily due to an increase in the available supply of fiber in the market. In addition, the Company began selling into the North American market in the second half of 1999, where average prices were slightly lower than in Europe. This oversupply condition appears to have disappeared completely in the last quarter of 1999, and prices have stabilized and increased for some products. The current demand for the Company's products exceeds the Company's capacity, and, therefore, the Company is expanding its production capacity in Germany and seeking other alternatives to supply its customers' requirements. Substantially all of the Company's sales are through FCJ.

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

LIQUIDITY AND CAPITAL RESOURCES


GENERAL

The Company anticipates that the results of operations will continue to improve in 2001 as compared to the operating results experienced in prior years. This expectation is based on a projected increase in sales both in dollar amounts and volume, and the projected continuing improvement in manufacturing costs. In addition, the Company's profit margins will continue to benefit from a reduction in manufacturing costs, yield improvements, and strong pricing.

The Company currently has a backlog of orders aggregating approximately $190,000. Shipment is scheduled for years 2001 to 2003, as orders exceed the Company's current capacity at FCJ and Xtal. The backlog at December 31, 1999 and 1998 was approximately $12,800 and $3,900, respectively. The increase in the order backlog at December 31, 2000 reflects the tight supply situation in the industry, as well as the Company's position as the only "pure" fiber supplier in the Western Hemisphere and Europe. With more than 58% of the Company's $190,000 backlog as "take or pay" contracts (customers are contractually obligated to pay under the contracts whether or not they accept shipment of the fiber), the Company expects that revenue for 2001 will more than double.

This expected increase in sales and improved profitability is expected to have a positive impact on the Company's cash flow, such that the Company projects that cash flow from operations will continue to improve.

The Company anticipates that high product demand will continue to generate from its broadening customer base of independent cable manufacturers, as well as from strategic alliances. The Company intends to capitalize on the expected growth of the fiber optics industry by constructing a number of facilities to produce optical fiber and preforms, using a well-balanced, phased-in approach for the establishment of these facilities.

Currently, a second and larger facility in Jena, Germany is under construction and expected to be on-line by late 2001. This new facility will improve manufacturing efficiency; increase the Company's competitiveness in the marketplace, and more than double current capacity. The Company has orders sufficient to operate the existing Jena facility, as well as initial phase of the planned facility, at capacity for the next 3 years.

The Company's Brazilian subsidiary, Xtal, has a current capacity of approximately 1,000,000 kms of singlemode fiber per year. With the integration of FiberCore and Xtal technologies, this capacity is expected to double within the next year and is sold out for the next three years based on current orders and commitments. The technology integration has already had an effect, increasing Xtal's capacity from approximately 500,000 kms in 1999. The plant also has available excess building space as well as land for new construction, which will allow the Company to add auxiliary processing equipment to further increase capacity more rapidly. Equipment has been ordered and plans are underway to take full advantage of available space and increase capacity as quickly as possible in order to satisfy customer requirements.

In the longer term, the Company is planning on new facilities in Malaysia, the United States, and Thailand, at a total estimated project cost of $90,000. The cost of each facility is estimated at $40,000 for Malaysia, $30,000 for the U.S. and $20,000 for Thailand.

The Company plans to finance the expansions through a combination of long-term borrowings, government grants, equity placements, and customer and internal financing.

In June 2000, the Company concluded a financing arrangement with Crescent International Ltd. with respect to a $30,000 commitment. Through a series of transactions in 2000, the Company sold $11,000 of securities pursuant to the arrangement and as of December 31, 2000, the Company could require Crescent to purchase up to $19,000 of additional shares of Common Stock, based on a market-based pricing formula; subject to certain terms and limitations set forth in the Company's Agreements with Crescent and with respect to which Crescent has registration rights.

In December 2000, the Company closed on a $10,000, five (5) year revolving credit loan agreement with Fleet National Bank, but the maximum principal amount of the loan decreases by $750 on December 26, 2001 and each subsequent year. Loan payments, in the amount of $750, may be made by way of a reduction in the amount available under the credit facility. As of December 31, 2000 the Company borrowed $2,150. These funds were used to increase the capitalization of FCJ with respect to FCJ's $25,000 project financing, which closed in January 2001. The financing included approximately $11,000 in loans and equipment leases, and $8,000 in grants from agencies of the German government. The Company contributed the balance of the funds. The Company intends to use the remainder of the proceeds to partially finance expansion of the Xtal manufacturing facility.

The Company is not relying on the conversion of warrants and options to fund its expansion plans; however, if all of the outstanding warrants and options are exercised for cash, the total proceeds that the Company would receive upon the exercise is approximately $8,000. To the extent that warrants and options are exercised, the Company intends to use the proceeds from the exercise of such warrants and options primarily for working capital purposes, including debt service.

In addition, a substantial amount of the Company's outstanding loans are long-term. Aside from the Fleet loan, principal under the 1996 Berliner Bank loan is due and payable in 2006; however, interest at 6.25% is paid quarterly. Subsequent to December 31, 2000, a certain $4,000 convertible note was converted into shares of the Company. Deferred financing costs were related to the Fleet loan and financing at FCJ.

The following changes in balance sheet amounts are net of the effect of the change in the currency exchange rates from December 31, 1999 to December 31, 2000.

            Year Ended December 31, 2000

For the year ended December 31, 2000, the Company generated $9,171 in cash from operating activities. This was a major improvement over the $348 used for operating activities in 1999. This significant improvement was due primarily to the increase in sales and gross profit, higher depreciation costs and other non-cash costs incurred, including a non-cash interest charge of $5,405, in 2000.

Accounts receivable increased by $2,629 due to the significant increase in sales in 2000 and the acquisition of Xtal compared to 1999. Inventory decreased by $363 also due to the increase in sales. Accounts payable increased by $3,164 in 2000 due to a decrease in payables at the parent company offset by an increase at FCJ and as a result of the acquisition of Xtal.

During 2000, the Company invested $9,950 in fixed assets, principally for the expansion project at FCJ and for equipment purchases at Xtal. Cash paid for the acquisition of Xtal amounted to $19,586.

The Company received net proceeds of $15,211 from the sale of common stock, principally from the exercise of warrants to purchase common stock by Tyco, and by Tyco's $9,000 purchases of common stock. The Company received proceeds from long-term debt, net of repayment of $9,741. The principal proceeds of long-term debt were $7,500 of convertible notes from Crescent, $3,500 of which were converted to common shares of the Company prior to year-end and $4,000 which were converted in January. The Company also received $2,150 from Fleet Bank which was used for the expansion at FCJ. Loan repayments in addition to the Crescent conversion included repayment of $9,000 to Algar, used for the Xtal acquisition.

            Year Ended December 31, 1999

For the year ended December 31, 1999, the Company used $348 for operating activities. This was a substantial improvement over the $1,281 used for operating activities in 1998. This significant improvement was due primarily to the increase in sales and gross profit, higher depreciation costs and other non-cash costs incurred in 1999.

Accounts receivable increased by $1,185 due to the significant increase in sales in 1999 compared to 1998. Inventory decreased by $807 also due to the increase in sales. Accounts payable decreased by $108 in 1999 due to a decrease in payables at the parent company offset by an increase at the German subsidiary. The increase at FCJ is primarily due to the increase in purchases of raw materials for production. Accrued liabilities increased $98 in 1999 over 1998, principally due to an increase in accrued interest on notes payable.

During 1999, the Company invested $1,156 in fixed assets, principally for new equipment at the Jena facility. This was funded in part by $556 in grants from the German government. Other assets increased by $49 in 1999, principally for investments in new patents.

Notes payable increased by $755 in 1999 over 1998, principally due to borrowings under the lines of credit at FCJ used for working capital, and notes to certain officers and directors for previously unpaid salaries, fees and expenses. The Company received $250 in proceeds from the sale of common shares in 1999. Long-term interest payable increased by $391 due to the increase in accrued interest payable on the Tyco loans wherein the interest is payable at maturity in 2005 and 2006.

ALT

Although the Company has not been aggressively marketing the ALT products due to limited resources, there is an active market for these products and the Company plans to invest in marketing these products. The patents have an intrinsic value and the Company has developed a business plan to capitalize on this value and intends to implement the plan. The Company further believes that the ALT patents had and have significant future value, and the future net cash flows from sales of ALT products will be sufficient to fully recover the patent costs in a reasonable period of time. In addition, the Company is currently in discussions with entities that have interest in the ALT product lines.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its resulting designation. The Company will adopt FAS 133, as amended by FAS 138, beginning January 1, 2001. Adoption of this new accounting standard will result in a cumulative after-tax gain of $195 in the Consolidated Statement of Operations.

              (The remainder of this page intentionally left blank.)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company has two principal operating subsidiaries. FiberCore Jena is located in Germany and its functional currency is the Euro. Xtal is located in Brazil and its functional currency is the Brazilian Real.

Foreign Currency Risk. FiberCore Jena may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the Euro or Deutsche Mark. At December 31, 2000 , FiberCore Jena had outstanding forward exchange contracts for the sale of U.S. Dollars totaling $300, which contracts mature at various dates in 2001. The weighted-average exchange rate in these contracts is $ .8865 per Euro. A 10% change in the year-end exchange rate would not have a material impact on the results of operations.

At December 31, 2000, the Company had a long-term loan denominated in DM totaling DM7,700. The principal of the loan is due at maturity, September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the interest cash flow requirements of the Company by approximately $23 for each of the years 2000 through 2005, and by approximately $17 in 2006.

Substantially all of the Company's sales are through FCJ and Xtal. Additionally, at December 31, 2000, 24%, 38%, and 8% of the Company's assets are at its German, Brazilian, and Malaysian subsidiaries, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

Interest Rate Risk. At December 31, 2000, the Company had a long-term loan with an interest rate based on the prime rate or LIBOR which is adjusted quarterly based on the prevailing market rates. A 10% change in the interest rate on this loan would not have a material impact on the results of operations.



              (The remainder of this page intentionally left blank.)

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report..................................................33
Consolidated Balance Sheets at December 31, 2000 and 1999.....................34
Consolidated Statements of Operations for the Years Ended December 31, 2000,
   1999 and 1998..............................................................35
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
   December 31, 2000, 1999 and 1998...........................................36
Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended December 31, 2000, 1999 and 1998.....................................37
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
   1999, and 1998.............................................................38
Notes to Consolidated Financial Statements for the Years Ended December 31,
   2000, 1999 and 1998........................................................39

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
FiberCore, Inc.
Charlton, Massachusetts

We have audited the accompanying consolidated balance sheets of FiberCore, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberCore, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 29, 2001

                        FIBERCORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

(Dollars in thousands except share data)                                               2000          1999
                                                                                     --------      --------
                                       ASSETS
Current assets:
   Cash ........................................................................     $  5,051      $    487
   Accounts receivable, less allowance for doubtful accounts of $836 in 2000 and
     $220 in 1999 ..............................................................        8,332         1,927
   Other receivables ...........................................................          707            86
   Inventories .................................................................        6,193         3,047
   Prepaid and other current assets ............................................          466            16
                                                                                     --------      --------
     Total current assets ......................................................       20,749         5,563
                                                                                     --------      --------

Property and equipment .........................................................       26,033         7,109
Less accumulated depreciation ..................................................       (4,612)       (3,047)
                                                                                     --------      --------
     Property and equipment - net ..............................................       21,421         4,062
                                                                                     --------      --------
Other assets:
   Notes receivable from joint venture partners ................................        4,949         4,949
   Restricted cash .............................................................        1,849         1,981
   Patents, less accumulated amortization of $3,496 in 2000 and $2,838 in 1999 .        4,171         4,762
   Investment in joint venture .................................................          925           925
   Deferred tax asset ..........................................................          722           905
   Goodwill, net of accumulated amortization of $363 ...........................       11,336          --
   Other .......................................................................        1,331           915
                                                                                     --------      --------
     Total other assets ........................................................       25,283        14,437
                                                                                     --------      --------
     Total assets ..............................................................     $ 67,453      $ 24,062
                                                                                     ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable ...............................................................     $  2,253      $  1,588
   Accounts payable ............................................................        8,621         1,536
   Accrued expenses ............................................................        4,892         1,398
    Advance payments from customers ............................................        2,936          --
                                                                                     --------      --------
         Total current liabilities .............................................       18,702         4,522
    Long-term interest payable .................................................         --           1,267
    Long-term debt .............................................................        9,849         8,296
                                                                                     --------      --------
     Total liabilities .........................................................       28,551        14,085
                                                                                     --------      --------

Minority interest ..............................................................        4,750         3,263
                                                                                     --------      --------

Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares
     issued and outstanding ....................................................         --            --
   Series A preferred stock, $.001 par value, authorized 1 share; 1 share issued
     and outstanding ...........................................................         --            --
   Common stock, $.001 par value, authorized 100,000,000 shares; shares issued
     and outstanding: 57,667,970 in 2000 and 41,404,602 in 1999 ................           58            42
   Additional paid-in-capital ..................................................       56,219        24,874
   Accumulated deficit .........................................................      (19,893)      (17,196)
   Accumulated other comprehensive loss:
   Accumulated translation adjustment ..........................................       (2,232)       (1,006)
                                                                                     --------      --------
     Total stockholders' equity ................................................       34,152         6,714
                                                                                     --------      --------
     Total liabilities and stockholders' equity ................................     $ 67,453      $ 24,062
                                                                                     ========      ========

           See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years Ended December 31, 2000, 1999, and 1998

(Dollars in thousands except share data)

                                                              2000              1999              1998
                                                          ------------      ------------      ------------
Net sales ...........................................     $     36,919      $     12,126      $      8,201
Cost of sales .......................................           25,118             9,820             6,534
                                                          ------------      ------------      ------------
   Gross profit .....................................           11,801             2,306             1,667
Operating expenses:
   Selling, general and administrative
     expenses........................................            5,071             3,237             2,981
   Research and development .........................            1,459               722               475
                                                          ------------      ------------      ------------
     Income (loss) from operations ..................            5,271            (1,653)           (1,789)
Interest income .....................................              367               110                65
Non-cash interest expense on convertible debt........           (5,405)             --                --
Other interest expense ..............................             (794)           (1,062)             (811)
Other income (expense), net .........................              226              (336)              208
                                                          ------------      ------------      ------------
Loss before income taxes and minority interest ......             (335)           (2,941)           (2,327)
(Provision) benefit for income taxes ................           (2,054)              937               (15)
                                                          ------------      ------------      ------------
Loss before minority interest .......................           (2,389)           (2,004)           (2,342)
Minority interest in income of subsidiary ...........             (308)             --                --
                                                          ------------      ------------      ------------
Net Loss ............................................     $     (2,697)     $     (2,004)     $     (2,342)
                                                          ============      ============      ============

Basic and diluted loss per share of common stock ....     $      (0.05)     $      (0.05)     $      (0.07)
                                                          ============      ============      ============

Weighted average shares outstanding .................       49,043,882        36,610,544        35,833,501
                                                          ============      ============      ============

           See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   Years Ended December 31, 2000, 1999 and 1998


(Dollars in thousands )

                                            2000           1999          1998
                                            ----           ----          ----

Net loss                                 $(2,697)       $(2,004)      $(2,342)

Other comprehensive (loss) income:

Foreign currency translation              (1,226)          (466)          328
  adjustments
                                        --------       --------       --------
Comprehensive loss                       $(3,923)       $(2,470)      $(2,014)
                                        ========       ========       =======

           See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998


(Dollars in thousands except share data)

                                          COMMON STOCK                       ACCUMULATED
                                    -----------------------                     OTHER          RETAINED        TOTAL
                                                       PAR     PAID-IN      COMPREHENSIVE      EARNINGS    STOCKHOLDERS'
                                        SHARES        VALUE    CAPITAL      INCOME (LOSS)      (DEFICIT)       EQUITY
                                    --------------   ------   ---------   ----------------    ----------   ---------------
Balance, December 31, 1997......       35,774,822    $   36     $23,221       $  (868)         $(12,850)      $ 9,539

Issuance of stock on exercise
   of options and warrants .....          161,641                    41                                            41

Contribution of capital in FCA..                                     75                                            75

Foreign currency translation
   adjustment...................                                                  328                             328

Loss for the year...............                                                                 (2,342)       (2,342)
                                    --------------   ------   ---------   ----------------    ----------   ---------------
Balance, December 31, 1998......       35,936,463    $   36     $23,337       $  (540)         $(15,192)      $ 7,641
Sale of stock for cash..........        1,000,000        1          249                                           250
Issuance of stock for
   conversion of debt ..........        4,468,139        5        1,060                                         1,065
Issuance of stock options for
   services.....................                                     94                                            94
Discount on notes for value of
   warrants.....................                                    134                                           134
Foreign currency translation
   adjustment...................                                                 (466)                           (466)
Loss for the year...............                                                                 (2,004)       (2,004)
                                    --------------   ------   ---------   ----------------    ----------   ---------------

Balance, December 31, 1999......       41,404,602    $   42     $24,874       $(1,006)         $(17,196)      $ 6,714

Sale of stock for cash..........        3,193,369        3       12,893                                        12,896
Issuance of stock for
   conversion of debt ..........        8,704,275        9       10,164                                        10,173

 Issuance of stock on exercise
   of options and warrants .....        4,132,800        4        2,405                                         2,409

Issuance of stock options for
   services.....................          232,924                   478                                           478

Deemed interest on convertible
   debt.........................                                  5,405                                         5,405

Foreign currency translation
   adjustment...................                                               (1,226)                         (1,226)

Loss for the year                                                                                (2,697)       (2,697)

                                    --------------   ------   ---------   ----------------    ----------   ---------------
Balance, December 31, 2000......       57,667,970    $   58     $56,219       $(2,232)         $(19,893)      $34,152
                                    ==============   ======   =========   ================    ==========   ===============

            See accompanying notes to consolidated financial statements

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 2000, 1999 and 1998

(Dollars in thousands except share data)                                  2000          1999          1998
                                                                        --------      --------      --------

Cash flows from operating activities:
   Net loss .......................................................     $ (2,697)     $ (2,004)     $ (2,342)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Issuance of stock options for services
     performed ....................................................          119            94          --
   Depreciation and amortization ..................................        2,815         1,932         1,735
   Deferred income tax (benefit) ..................................          100          (952)         --
   Non-cash interest expense ......................................        5,405           391           416
   Foreign currency translation loss and other ....................          235           209            20
Changes in assets and liabilities:
   Accounts receivable ............................................       (2,629)       (1,185)          (31)
   Other receivables ..............................................         (625)          411            30
   Inventories ....................................................          363           807        (1,187)
   Prepaid and other current assets ...............................          312           (41)           90
   Accounts payable ...............................................        3,164          (108)         (114)
   Accrued expenses ...............................................        2,609            98           102
                                                                        --------      --------      --------
     Net cash provided by (used in) operating activities ..........        9,171          (348)       (1,281)
                                                                        --------      --------      --------

Cash flows from investing activities:
   Purchases of property and equipment ............................       (9,950)       (1,156)       (1,895)
   Reimbursement from government grant ............................          165           556           929
   Cash used for acquisition ......................................      (19,586)         --            --
   Cash acquired from acquisition .................................          196          --            --
   Other ..........................................................          (17)          (49)         (205)
                                                                        --------      --------      --------
     Net cash used in investing activities ........................      (29,192)         (649)       (1,171)
                                                                        --------      --------      --------

Cash flows from financing activities:
   Proceeds from issuance of common stock .........................       15,211           250            41
   Proceeds from long-term debt ...................................       10,650          --            --
   Proceeds from notes payable ....................................          300           755           597
   Repayment of notes payable .....................................       (1,209)         --             (37)
   Financing costs ................................................         (328)         --            --
                                                                        --------      --------      --------
     Net cash provided by financing activities ....................       24,624         1,005           601
                                                                        --------      --------      --------
Effect of foreign exchange rate change on cash ....................          (39)          329          (127)
                                                                        --------      --------      --------

Increase (decrease) in cash .......................................        4,564           337        (1,978)
Cash, beginning of year ...........................................          487           150         2,128
                                                                        --------      --------      --------
Cash, end of year .................................................     $  5,051      $    487      $    150
                                                                        ========      ========      ========
Supplemental disclosure:
   Cash paid during the year for interest .........................     $    600      $    310      $    274
   Common stock issued for conversion of debt .....................       10,173         1,065          --

           See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)    Incorporation and nature of operations

FiberCore, Inc. (the "Company") is primarily engaged in the business of developing, manufacturing, and marketing singlemode and multi-mode optical fiber and optical fiber preforms for the telecommunications and data communications industry. The Company reports as a single segment enterprise.

The Company's principal operating companies are FiberCore Jena GmbH ("FCJ"), a wholly owned subsidiary in Germany and Xtal FiberCore Brasil, ("Xtal"), a 90% owned Brazilian company acquired June 1, 2000. FCJ manufactures principally multi-mode fiber; Xtal manufactures principally singlemode.

In March 2000, FCJ formed FiberCore Machinery ("FCM"), a wholly owned subsidiary in Germany, which designs and manufactures the specialized fiber equipment used by the Company's operating units.

In May 2000, FiberCore Quarz GmbH ("FCQ") was formed in Germany as a wholly owned subsidiary of FiberCore, Inc. FCQ will be utilizing the Company's newly patented Plasma Outside Vapor Deposition ("POVD") technology to complement the supply of synthetic silica tube that has been in short supply over the past one and half years.

Automated Light Technologies, Inc. ("ALT"), a wholly owned subsidiary of the Company, is a manufacturer and distributor of fiber optic cable monitoring and fault locating systems for the telecommunications industry.

FiberCore Asia Sdn. Bhd. ("FCA") was formed in 1997 to construct an optical-fiber manufacturing facility in Malaysia. Construction of the Malaysian facility required loan financing which, due to the economic downturn in Asia, has been delayed.

The Company's common stock is listed on the Nasdaq Small-cap.

b)    Use of estimates in the preparation of financial statements

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

c)    Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Minority interest on the balance sheet includes 10% ownership of Xtal, by its former owner, Algar, S.A.

The Company holds a 51% ownership in FCA, which is consolidated in the financial statements. Minority interest on the balance sheet includes the Malaysian partners' 49% ownership.

The Company's 7% ownership interest in Middle East Optical Fiber Cable Co. ("MEFC") is carried at cost of $925. As part of a restructuring that occurred in 2000, certain MEFC shareholders contributed additional capital, thereby reducing the Company's previously held 15% interest to 7%.

d)    Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.

e)    Property and equipment

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

f)    Restricted Cash

In connection with the 1997 expansion of the FCJ facility, the Company obtained a loan from the Berliner Bank in Germany. Cash in the amount of German marks 3,850 (approximately U.S. $1,849 at December 31, 2000), has been deposited with this institution as collateral for this loan.

g)    Patents

Patents are amortized on a straight-line basis over seventeen years, which is the estimated useful life of the patents. The Company evaluates the recoverability of patents from expected future cash flows.

h)    Fair value of financial instruments

The Company has financial instruments, which consist of cash, short-term receivables, accounts payable and notes payable, for which their carrying amounts approximate fair value due to the short maturity of those instruments.

The principal amount of the long-term debt approximates fair value because the interest rates on these instruments approximate current market rates.

i)    Translation of foreign currencies

The translation of foreign subsidiaries financial statements into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Unrealized gains or losses resulting from translation are included in stockholders' equity as other comprehensive income
(loss).

j)    Revenue

Revenue is recognized when products are shipped.

k)    Research and Development

Research and development costs are expensed as incurred. The Company received $209, $161, and $66 in grants for research and development activities in 2000, 1999 and 1998, respectively. The grant funds received are accounted for in other income. The principal terms of the grants are that the grant funds received are used only for the specific project for which the grants were awarded and that the research project is completed in accordance with the terms of the grant award. The projects progress is evaluated on a periodic basis (usually quarterly) and in the event that the Company determined that the conditions of the grant were not met or the grantor has advised the Company that the funds were not used as intended, then the Company would record the liability at the date of such determination with an offsetting charge to income. The Company has completed or is completing all research projects in accordance with the terms of the grants and therefore has not recorded any obligation to repay any grant funds received.

l) Income taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to the differences between the book and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.

m)    Loss per share of common stock

Basic loss per share of common stock is computed based on the weighted average shares outstanding during the year. The stock purchase warrants, stock options and convertible debt have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

n)    Stock-based compensation

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

o)    Forward exchange contracts

In 2000, FiberCore Jena GmbH, the Company's German subsidiary, entered into forward exchange contracts for the sale of U.S. dollars. At December 31, 2000, outstanding contracts totaled $300. Gains and losses on the contracts are recorded in the Consolidated Statements of Operations. The contract values approximated the market values at December 31, 2000.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its resulting designation. The Company will adopt FAS 133, as amended by FAS 138, beginning January 1, 2001. Adoption of this new accounting standard will result in a cumulative after tax gain of $195 in the Consolidated Statements of Operations.

p)    Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the 2000 presentation.

(2)   EARNINGS PER SHARE

Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding, excluding common stock equivalents. Diluted EPS reflects the potential dilution of EPS that could occur if securities or other contracts to issue common shares were exercised or converted.

For the years ended December 31, 2000, 1999 and 1998, there was no difference between basic and diluted earnings per share due to the losses of the Company.

The following table shows securities outstanding as of December 31, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                       2000        1999          1998
                                    ---------   ----------   ----------

Employee stock options..........    4,516,783    6,073,151    2,020,225
Warrants to acquire common
  stock........................     3,368,276    5,190,613    4,903,185
Common stock to be issued
  for convertible debt..........    1,570,680    5,616,699    4,927,232
                                    ---------   ----------   ----------
      Total                         9,455,739   16,880,463   11,850,642
                                    =========   ==========   ==========

(3)   ACQUISITIONS AND STRATEGIC INVESTMENTS

On June 20, 2000, the Company closed on an agreement to acquire, as of June 1, 2000, full ownership of Xtal FiberCore, Brasil (formerly "Xtal Fibras Opticas,
S. A."), a wholly owned subsidiary of Algar S. A. The $25,000 purchase price is payable over a three year period; however, $2,500 is subject to achieving certain profitability targets. At the closing, the Company paid $10,000 in cash and issued to Algar a $10,000 note payable with interest at 6% payable on December 31, 2000 for 90% of Xtal. According to the terms of the agreement, the Company was entitled to receive a $1,000 discount if the $10,000 note was prepaid by August 31, 2000. On August 29, 2000, Algar's Chief Operating Officer, on behalf of Algar, agreed to allow the discount if the remaining $9,000 of the note was paid by September 8, 2000. On September 8, 2000, the Company paid $9,000, together with interest, to Algar. Subsequently, Algar disputed the understanding. On December 29, 2000, the Company, in full settlement of the dispute, paid Algar $200, receiving, in effect, an $800 rather than a $1,000 discount. At the closing, the Company also issued a $2,500, 6% note, payable in two installments of $1,250 each, on September 20, 2001, and on December 20, 2002, respectively. The obligation to repay the $2,500 note is contingent on Xtal's attaining specified profitability targets in 2000 and 2001; the target in 2000 was achieved. The Company may acquire the remaining 10% of the stock upon payment of an additional $2,500, plus 6% interest on or before June 20, 2003. The cost of the acquisition of $22,486 exceeds the preliminary estimate of the fair value of the net assets acquired by $11,699. This excess, which has been accounted for under purchase accounting as goodwill, is being amortized over twenty (20) years.

Assuming the acquisition of Xtal had occurred at the beginning of each period presented, the pro forma net sales, gross profit, net loss and basic and diluted loss per share of common stock are provided below.

                                                                             ProForma
                                                                     Year Ended December 31,
                                                                          (unaudited)
                                                                 ------------------------------
                                                                      2000              1999
                                                                 ------------      ------------
Net sales ..................................................     $     48,408      $     29,898

Gross Profit ...............................................     $     13,461      $      4,035

Net Loss ...................................................     $     (2,390)     $     (5,420)

Basic and diluted loss per share of common stock............     $       (.05)     $       (.13)

Weighted average shares outstanding ........................       51,866,828        42,614,451

In November 1997, the Company entered into a joint-venture agreement with Federal Power Sdn. Bhd. ("FDP") and PNB Equity Resource Corporation ("PERC") to form FiberCore Asia Sdn. Bhd. ("FCA") in Malaysia. FCA was established to construct and operate an optical fiber preform manufacturing facility in Malaysia. The Company owns 51% of FCA, and FDP and PERC own 37% and 12%, respectively.

The Company granted FCA a license to use the Company's technology in exchange for the Company's ownership interest, and FDP and PERC contributed cash of $1,683 and notes of $4,949 for their ownership interests. Due to the economic situation in Malaysia and the Pacific Rim the debt financing required for the project has not, as yet, been obtained. The Company and the other shareholders in FCA are continuing to seek alternative financing and additional equity partners for FCA.

The Company holds a 7% interest, carried at $925, in Middle East Fiber Cable Co. ("MEFC"), a cable manufacturing company that operates in Saudi Arabia. As part of restructuring that occurred in 2000, certain MEFC shareholders contributed additional capital, thereby reducing the Company's previously held 15% interest to 7%. In 2000, the Company made approximately $807 in preform sales to MEFC. MEFC began operations in 1998 and the Company believes that its share in the value of MEFC exceeds its investment. The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC. The assets of MEFC also collateralize these credit facilities. At December 31, 2000, the Company was contingently liable for these loans in the amount of approximately $400.

(4)   RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                                   2000       1999       1998
                                                  -----      -----      -----

Balance at beginning of period ..............     $ 220      $ 200      $  33
Additions charged to expense ................        17        409        167
Xtal allowance acquired .....................       803       --         --
Deductions ..................................      (204)      (389)      --
                                                  -----      -----      -----
     Balance at end of period ...............     $ 836      $ 220      $ 200
                                                  =====      =====      =====

Other receivables consist of the following at December 31:

                                                   2000       1999
                                                  -----      -----

Value added tax .............................     $ 567      $  32
Other .......................................       140         54
                                                  -----      -----
     Total ..................................     $ 707      $  86
                                                  =====      =====

(5)   INVENTORIES

Inventories consist of the following at December 31:

                                        2000        1999
                                       ------     ------
Raw materials ....................     $4,418     $1,745
Work-in-process ..................        992        361
Finished goods ...................        783        941
                                       ------     ------
      Total ......................     $6,193     $3,047
                                       ======     ======

(6)   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                    ESTIMATED
                                                  USEFUL LIVES             2000            1999
                                                  ------------         ------------      ------------
Land                                                                      $   1,248      $     ---

Buildings                                            25 years                 3,010            ---

Office equipment.............................       2-5 years                   695             360
Machinery and equipment......................       2-12 years               16,006           9,303
Furniture and fixtures.......................       5-7 years                    21              21
Leasehold improvements.......................       3-10 years                  405             380
Construction in progress.....................                                 8,321             803
                                                                       ------------      ------------
                                                                             29,706          10,867

Less grant proceeds received.................                                (3,673)         (3,758)
                                                                       ------------      ------------
         Total...............................                             $  26,033      $    7,109
                                                                       ============      ============

Depreciation on property and equipment charged to expense was $1,793 in 2000, $1,058 in 1999 and $928 in 1998.

(7)   ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                                    2000      1999
                                                   ------    ------

Accrued wages, benefits & taxes                    $1,593    $  398
Accrued interest                                      120       198
Accrued legal and audit                               266       140
Other                                               2,913       662
                                                   ------    ------
      Total                                        $4,892    $1,398
                                                   ======    ======

 (8)  NOTES PAYABLE

Notes payable consist of the following at December 31:

                                                           2000         1999
                                                        -----------  -----------

Convertible note payable to an officer of the Company
with interest at 8.0% per year, due December 31, 2000,
convertible into common shares of the Company at $0.25
per share. (Converted in 2000).                          $ ------    $      192

Convertible note payable to an officer of the Company
with interest at 8.0% per year, due December 31, 2000,
convertible into common shares of the Company at $0.25
per share. (Converted in 2000).                            ------           119

Convertible note payable to shareholder with interest
at prime plus 1% (9.25% at December 31, 1999), due
March 6, 2000. (Converted in 2000).                        ------           220

Note payable to an officer of the Company, interest at
prime plus 1%, due September 17, 2000.                     ------            50

Convertible note payable with interest at 8.0% per
year, due December 31, 2000, convertible into common
shares of the Company at $0.25 per share. A director
of the Company controls the lender. (Converted in
2000).                                                     ------           181

Note payable to Algar S.A with interest at 6%, due
September 20, 2001                                          1,250        ------

Amounts outstanding under working capital loans from
Brazilian banks with interest at 18.33%, due January
31, 2001                                                      512        ------

Amounts outstanding under revolving lines of credit
from German banks with interest at 8.0%.                   ------           859

Discount attributable to warrants issued in
conjunction with notes.                                    ------           (33)

Note payable to Dresdner Bank with interest at 7.56%,
due February 20, 2001                                         312        ------

Notes payable to Banespa Bank with interest at 7.56%,
due March 25, 2001                                            179        ------
                                                           ------        ------

Total                                                      $2,253        $1,588
                                                           ======        ======

In conjunction with certain of the notes, the Company issued to related party lenders in 1999 an additional 812,425 warrants to purchase common shares of the Company at exercise prices of $0.25 and $0.26 per share, the closing market price at the dates of issue. The fair value of the warrants has been recorded as debt discount. Related party interest expense on these notes in 2000 and 1999 was $72 and $90, respectively.

On December 29, 2000, related party convertible notes issued to two officers and an outside director in July 1999, totaling $548, including related party interest expense, were converted into 2,190,850 common shares of the Company.

During February and March 2000, the Company borrowed a total of $300 from the spouses of two officers and from a company affiliated with an outside director. In exchange, the Company issued each party a $100 unsecured note, bearing interest at 14%. The notes were repaid in September 2000.

Pursuant to the acquisition of Xtal, the Company issued $2,500 of 6% notes, payable in two installments of $1,250 each, on September 20, 2001, and on December 20, 2002, respectively. The obligation to repay the $2,500 note is contingent on Xtal's attaining specified profitability targets in 2000 and 2001; the profitability target for 2000 was met and, accordingly, $1,250 is reflected above. At December 31, 2000, the Company's Brazilian subsidiary, Xtal maintained two lines of credit of R$ 1,000 (approximately US $512) with Brazilian banks. The notes bear interest at 18.33% per year. Interest expense on amounts drawn under these notes was $13 in 2000. The notes, which were unsecured, were paid in full in January 2001.

The conversion prices of convertible notes either equaled or exceeded the trading price of the Company's stock on the date of issue. All of the proceeds of the notes were used for working capital.

(9)   LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                           2000         1999
                                                        -----------  -----------

Note payable to Berliner Bank, interest at 6.25%, due
September 30, 2006.                                        $  3,699    $  3,962

Convertible note payable to Tyco Electronics Corp.
(formerly AMP, Incorporated) interest at 3-month
London Interbank Offered Rate plus one percent (6.40%
at December 31, 1999), due April 17, 2005.                    ---         2,000


Note payable to Tyco, interest at prime plus one
percent (9.25% at December 31, 1999), due November 27,
2006.                                                         ---         3,000

Convertible note payable to Crescent International,
interest at 8%, due June 9, 2002 (Converted January
11, 2001).                                                    4,000       ---


Discount attributable to warrants issued in
conjunction with the $3,000 note, above                       ---          (666)


Fleet Bank line of credit - Floating rate (8 1/2% at
December 31, 2000), due December 26, 2005                     2,150       ---
                                                        -----------  -----------

Total                                                      $  9,849    $  8,296
                                                        ===========  ===========

During the year ended December 31, 1997, the Company drew down 7,700 German marks (approximately U.S. $3,699 at December 31, 2000) under a loan agreement with the Berliner Bank. The proceeds were used to fund the expansion of the Company's plant in Germany. The loan bears interest at 6.25% annually and is due on September 30, 2006. A cash deposit of approximately $1,849 collateralizes the loan. The Berliner Bank loan contains certain financial ratio covenants. At December 31, 2000, the Company was in compliance with these covenants.

In April 1995, FiberCore issued to Tyco, a floating rate, collateralized, ten year debenture in the amount of $5,000, due April 17, 2005, with interest, at an annualized rate adjusted quarterly, equal to the 3-month London Interbank Offered Rate plus 1%, (6.4% at December 31, 1999). No interest was due until the earlier of: Tyco conversion of debt to stock, a public financing by the Company, which provided Tyco the right to call the loan, or maturity. On November 27, 1996, Tyco converted $3,000 of principal and $541 of accrued interest relating to the original $5,000 ten year debenture, into 3,058,833 shares of common stock of the Company. The Company's patents, patent applications, licenses, rights and royalties resulting from such patents and the equipment of FCJ collateralized the Tyco notes. The remaining principal balance remained subject to the terms of the original debenture agreement and was convertible into shares of the Company at $0.66 per share.

As an additional part of this agreement, on November 27, 1996, Tyco issued to the Company $3,000 under a ten-year note, secured by equipment owned by the Company, with interest at prime plus one percent. Terms of the debenture state that interest would accrue, but would not be payable for the first five years of the loan and that a portion of the proceeds would be used as collateral for the German bank loan relating to the 1997 expansion of the FCJ facility. The principal was due before the maturity date if a major financing was completed or the bank released the collateral.

In conjunction with the $3,000 note above, Tyco was issued five-year warrants to acquire 2,765,487 shares of the Company's stock at an exercise price of approximately $0.72 per share. Interest expense on the Tyco notes was $165, $391 and $416 for the years ended December 31, 2000, 1999 and 1998, respectively.

On May 19, 2000 in a private placement, the Company issued 4,451,509 shares of common stock to Tyco Electronics Corporation, a wholly owned subsidiary of Tyco International Ltd, upon conversion of all outstanding debt and accrued interest, in the amount of $6,432. The remaining debt discount of $629 was recorded as a credit to additional paid-in-capital. In addition, Tyco paid $2,000 upon the exercise of warrants to purchase 2,765,487 shares of common stock. In connection with the debt conversion, Tyco released its liens on the Company's assets.

As part of a private placement transaction with Crescent International Ltd. ("Crescent"), the Company issued on June 9, 2000 and July 5, 2000 secured, two year, 8% convertible notes, in the amounts of $6,000 and $1,500, respectively.

On June 26, and December 29, 2000, Crescent converted $2,000 of the $6,000 note and the $1,500 note into 685,871 and 590,760 shares of common stock, respectively. The convertible notes are convertible into common shares of the Company at the lower of (i) the volume-weighted-average trading prices during the 10 trading days preceding the closing, or (ii) 93% of the average of the lowest three consecutive weighted-average trading prices during the 22 trading days preceding the conversion. In connection with the deemed beneficial conversion feature of the $6,000 and $1,500 note and, in accordance with accounting pronouncements, the Company recorded as of June 9, 2000 and July 5, 2000 $5,317 and $88, respectively, of non-cash interest expense offset by an increase in paid in capital. The adjustments have no effect to the net equity of the Company. The remaining $4,000 of the June 9, 2000 note was converted by Crescent on January 11, 2001 into 1,570,680 shares. In addition, Crescent released its liens and pledges on all collateral.

On December 26, 2000, the Company closed on a $10,000, five (5) year revolving credit loan agreement with Fleet National Bank, but the maximum principal amount of the loan decreases by $750 on December 26, 2001 and each subsequent year. Contemporaneously with each reduction, the Company shall repay to the Bank the amount, if any, by which the outstanding principal balance exceeds the loan commitment as so reduced, together with accrued interest and unpaid interest, thereon. The Company is required to pay commitment fees of 1% per annum on the unused balance of the Fleet revolving credit loan. The loan is guaranteed by Tyco Sigma Limited, a wholly owned subsidiary of Tyco International Ltd., pursuant to a Guarantor Indemnification Agreement entered into with the Company and three managing shareholders of the Company. Under the guarantee, the Company is obligated to make quarterly payments to Tyco Sigma Limited in an amount equal to .4% (1.6% annually) on the $10,000. At the Company's election, the interest rate is equal to either the bank's prime rate or 1.5% above the bank's LIBOR rate, which is set at one, two and three month intervals. In addition, so long as obligations remain owing to Fleet, the Company will not pay any dividends or make similar distributions. While the Company entered into a Pledge and Security Agreement with respect to substantially all of the Company's assets, as part of the closing, the Pledge and Security Agreement is not effective and no security interest shall attach unless the bank elects upon the occurrence of an event of default or the existence of an adverse credit rating with respect to Tyco International Group S.A. If an event of a default occurs, Tyco Sigma can exercise its rights as holder of its one (1) share of the Series A Preferred Stock. The holder of Series A Preferred Stock can cause the Company's Board of Directors to be expanded to include a sufficient number of additional Series A directors such that the Series A directors constitute a majority of the Board of Directors. If the Guarantor Indemnification Agreement is terminated, all Series A directors will be deemed to resign, and the Series A Preferred Stock will automatically be cancelled. The Series A Preferred Stock contains no other voting rights or dividend, liquidation, conversion, or other monetary rights or preferences.

Scheduled maturities of long-term debt are as follows at December 31, 2000:



2002*                                      4,000

2005                                       2,150

2006                                       3,699
                                       -----------

   Total                                $  9,849
                                       ===========

* On January 11, 2001 Crescent International converted the $4,000 of convertible debt outstanding as of December 31, 2000 into 1,570,680 shares of the Company.

(10)  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have entered into various leases for its office and production space. The Company's office lease is on a monthly basis at a monthly rental of $2. FCJ conducts its operations from premises under an operating lease. The lease provides for fixed monthly rental payments of $24 through its expiration on December 31, 2001, and is renewable for up to 25 years at the Company's option; the Company intends to remain at these premises. Xtal owns the land and buildings in which its operations are conducted.

The Company has an outstanding S-3 registration statement, which was declared effective on September 29, 2000 by the Securities and Exchange Commission. The S-3 covers primarily the resale of securities held by Crescent International Ltd. and underwritten sales of common stock, from time to time, by the Company.

In January 2001, the Company closed on $25,000 project financing for expansion of FCJ. A second larger facility in Jena, Germany is under construction and expected to be on-line by late 2001. This new facility will improve manufacturing efficiency; increase the Company's competitiveness in the marketplace, and more than double current capacity. The existing capacity, at the Jena facility, as well as initial planned capacity is currently sold out for the next 3 years. The financing included approximately $11,000 in loans and equipment leases, and $8,000 in grants from agencies of the German government. The Company contributed the balance of the funds, as well as guarantees the loans and equipment leases.

The Company has a vendor supply contract which contains mutual "take or pay" provisions to the extent that the Company purchases less than or the vendor delivers less than the agreed upon annual percentage covered by the annual purchase order. For 2001, 2002 and 2003, the agreed upon percentage rates are 90%, 80% and 70% respectively. Given the Company's significant backlog, it is unlikely that the company will suffer any material consequences as a result of its purchasing less than the agreed upon percentage.

Future minimum lease payments under non-cancelable operating leases (with minimum or remaining lease terms in excess of one year) are as follows, as of December 31, 2000:

    FISCAL YEAR ENDING DECEMBER 31,       AMOUNT
    -------------------------------       ------

2001...................................  $   971
2002...................................    1,683
2003...................................    1,527
2004...................................    1,504
2005...................................    1,502
                                         -------
      Total............................  $ 7,187
                                         =======

Included in the statements of operations for the years ended December 31, 2000, 1999 and 1998 is rent expense of $396, $384, and $372, respectively.

The Company is currently in litigation with Techman International Corp. ("Techman") and M. Mahmud Awan who controls Techman relating to certain investments, contracts and other claims. Both parties are seeking approximately $500. In addition, the Company is suing Techman and Awan for the return of shares that have been canceled by the Company because of the failure of Techman and Awan to satisfy certain conditions related to their issuance. In September 2000, the court found that there is reasonable likelihood that the Company would recover on its claims and, accordingly, granted the Company's motion for an attachment and preliminary injunction with respect to certain assets of Techman and Awan (Superior Court Department, Docket No. 00-0812C). The litigation is in the discovery phase. Based on the court's ruling, the Company believes it is likely to prevail in this matter.

ALT is contingently liable for certain debt of a former subsidiary, Allied Controls, Inc. ("Allied"), in the amount of approximately $235. Allied is current in its payments with respect to this debt.

The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC. The assets of MEFC collateralize the obligations under the credit facility. At December 31, 2000, the Company was contingently liable for these loans in the amount of approximately $400.

In addition to the above, the Company is subject to various claims, which arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the financial position or results of operations of the Company.

(11)  STOCKHOLDERS' EQUITY

 The Company has completed the following sales of securities during the past three years:

1) a private placement in reliance on Section 4(2), dated July, 1999, pursuant to which the Company issued to a private investor 1,000,000 shares of Common Stock for $250;

2) a private placement in reliance on Section 4(2), dated May 16, 2000, pursuant to which the Company issued 485,002 shares to ten offshore accredited investors for $1,550;

3) a private placement in reliance on Section 4(2), dated May 19, 2000, pursuant to which the Company issued 4,451,529 shares of Common Stock to Tyco Electronics Corporation, a wholly owned subsidiary of Tyco International Ltd, upon its conversion of $6,432 outstanding debt, including interest, and issued 2,765,487 shares of Common Stock upon the exercise of warrants for $2,000;

4) a private placement in reliance on Section 4(2) with Crescent dated June 9, 2000, with respect to a $30,000 commitment pursuant to which the
      Company:

      o     issued 1,200,274 shares of Common Stock for $3,500 on June 9, 2000;

      o issued $7,500 in debt convertible into shares of Common Stock, of which $2,000 on June 29, 2000 and $1,500 on December
            29, 2000 were converted into 685,871 and 590,760 shares of Common Stock, respectively. The remaining $4,000 held as of December
            31, 2000 was converted into 1,570,680 shares of Common Stock on January 12, 2001; and

      o can require Crescent to purchase up to $19,000 of additional shares of Common Stock, based on a market-based pricing formula; subject to certain terms and limitations set forth in the Company's Agreements with Crescent and with respect to which Crescent has registration rights,

5) a private placement in connection with transactions with Crescent, pursuant to which the Company issued to Gruntal, its investment banker and agent, warrants to purchase up to 504,146 shares of Common Stock at a weighted average exercise price of $3.56;

6) a private placement in reliance on Section 4(2), dated September 5, 2000, pursuant to which the Company issued 1,352,275 shares of Common Stock to Tyco Sigma Limited, a wholly owned subsidiary of Tyco International Ltd., for $9,000;

7) an offering in reliance on Regulation S, dated September 15, 2000 pursuant to which the Company issued 155,718 shares of Common Stock to two venture capital companies located outside the U.S. for $1,110; and

8) a private placement in reliance on Section 4(2), dated December 29, 2000 pursuant to which the Company issued Gruntal Warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $5.00.

The Company used the proceeds from the foregoing sales of securities primarily to finance the acquisition of Xtal and improvements at Xtal's facilities and for research and development activities, working capital, and general corporate purposes.

The following represents the stock option activity, price range and weighted average price during the three years ended December 31, 2000.

                                                                  Weighted
                                    Number of     Exercise Price   Average
                                     Shares          Range        Exercise
                                   ---------      --------------   -----

Outstanding at December 31, 1997   1,387,778      $0.003-$2.00     $1.32
Granted in 1998                      695,703      $0.1875          $0.1875
Exercised in 1998                    (63,256)     $0.003-$2.00     $0.84
                                   ---------      --------------   -----

Outstanding at December 31, 1998   2,020,225      $0.003-$1.58     $0.95
Granted in 1999                    4,052,926      $0.1875-$2.125   $0.49
                                   ---------      --------------   -----

Outstanding at December 31, 1999   6,073,151      $0.003-$2.125    $0.641
Granted in 2000                      110,416      $3.81-$4.906     $3.915
Exercised in 2000                 (1,172,986)     $0.003-$1.58     $0.47
Expired in 2000                     (493,798)     $1.16-$2.13      $1.42
                                   ---------      --------------   -----
Outstanding at December 31, 2000:  4,516,783      $.1875-$4.906    $0.60
                                   =========      ==============   =====

At December 31, 2000:
     Exercisable                   3,840,117      $0.1875-$4.906   $0.39
     Not Exercisable                 676,666      $0.32-$3.81      $1.75

Options vest at various dates, generally over the three-year period from the date of the grant. The options granted in 2000, 1999 and 1998 expire ten (10) years from the grant date. Options granted prior to 1998 have no expiration date.

A summary of the status of the Company's stock options and weighted average prices at December 31, 2000 are as follows:

                                  Weighted                             Weighted
                                   Average                             Average
     Range of         Options     Exercise   Remaining     Options     Exercise
  Exercise Price    Outstanding     Price      Years     Exercisable    Price
  --------------    -----------     -----      -----     -----------    -----
  $0.1875 - $0.5625  3,700,658    $ 0.25          8      3,433,992      $0.22
  $0.57 - $1.50        148,709    $ 1.45          *        148,709      $1.45
  $1.50  - $4.906      667,416    $ 2.35          8        257,416      $2.04
                    ----------   -------                 ---------    -------
  $0.1875 - $4.906   4,516,783    $ 0.60                 3,840,117      $0.39
                    ==========   =======                 =========    =======

* Options granted and exercisable have no expiration date.

The Company applies APB Opinion 25 in accounting for its stock compensation plans. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been as follows:

                             2000          1999          1998
                           ---------     ---------     ---------
Net loss

  As reported              $ (2,697)     $ (2,004)     $ (2,342)
                             =======       =======       ======
  Pro forma                $ (3,076)     $ (2,230)     $ (2,391)
                             =======       =======       =======

Basic and diluted loss
  per share
  As reported              $  (0.05)      $ (0.05)      $  (0.07)
                             =======       =======       =======
  Pro forma                $  (0.06)      $ (0.06)      $  (0.07)
                             =======       =======       =======

The weighted average fair value of options granted during 2000, 1999 and, 1998 was $3.09, $0.29 and $0.07, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

                 Assumptions                      Stock Plan
                 -----------                      ----------

           Dividend yield           --
           Risk-free interest rate  5.0%
           Expected life            3 years in 2000, 10 years in 1999 and
                                      2 years in 1998
           Expected volatility      140% in 2000, and 50% for 1999 and 1998

At December 31, 2000 there were outstanding warrants to purchase 3,368,276 common shares at exercise prices ranging from $0.25 to $7.179 per share. Of the warrants outstanding, 1,881,462 were held by certain officers of the Company and their spouses. Warrants issued in conjunction with debt issues were valued using the Black-Scholes method and the Company recorded debt discount for the fair value of these warrants. The debt discount was amortized to interest expense over the term of the loans.

The warrants are exercisable from the date of the grant and expire at various dates to December 2005.

(12)  INCOME TAXES

The provision (benefit) for income taxes consists of the following components:

                   2000               1999               1998
               -------------      -------------      -------------

Current:

   Federal     $        --        $        --        $        --
   State                   8                 15                 15
   Foreign             1,946               --                 --
               -------------      -------------      -------------
               $       1,954      $          15      $          15
               =============      =============      =============

 Deferred:

   Federal     $        --        $        --        $        --
   State                --                 --                 --
   Foreign               100               (952)              --
               -------------      -------------      -------------
                         100               (952)              --
               -------------      -------------      -------------
               $       2,054      $        (937)     $          15
               =============      =============      =============

The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before income taxes as a result of the following:

                                           2000          1999          1998
                                        ----------    ----------    ----------

U.S. Federal income tax (benefit) at
   statutory rate                       $     (113)   $   (1,000)   $     (791)
State income taxes, net of Federal
   benefit                                       5            12            15
Non-deductible expenses                      2,181           287           252
Foreign tax rate differential                 (269)           46            17
Recognition of NOL                            --            (905)         --
U.S. operating losses with no benefit          303           623           522
Other, net                                     (53)         --            --
                                        ----------    ----------    ----------
                                        $    2,054          (937)   $       15
                                        ==========    ==========    ==========

The significant components of the net deferred taxes as of December 31, 2000 and December 31, 1999 were as follows:

                                         2000         1999
                                       -------      -------
Deferred Assets:

  Reserves                             $   789      $  --

  Net Operating loss carry-forward       7,397        5,699

  Foreign tax credit                       273         --
                                       -------      -------

Total Deferred Tax Asset                 8,459        5,699

Valuation allowance                     (7,737)      (4,794)
                                       -------      -------

  Net Deferred Tax Asset               $   722      $   905
                                       =======      =======

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In 2000, the Company established a full valuation allowance against the pre-acquisition net operating losses of Xtal that was acquired in June 2000. The net deferred tax asset applicable to the U.S. operations is also fully reserved. During 1999, the Company reversed the valuation allowance attributable to the net deferred tax asset applicable to FCJ. This resulted in an income tax benefit of $952. FCJ has had operating profits for the years 1997 to 2000 and projects continued profitability in 2001. Therefore, it is probable that the deferred tax asset will be realized. The total valuation allowance increased $2,943, $338, $769 in 2000, 1999, and 1998 respectively.

The Company has net operating loss carry forwards available of approximately $12,853 at December 31, 2000 for federal tax purposes. As a result, there is no federal income tax expense for the years 2000, 1999, and 1998. The majority of the net operating loss carry forwards expire in the years 2009 through 2020.

ALT has pre-acquisition net operating loss carry forwards available of approximately $519 at December 31, 2000 for federal and state tax purposes. The loss carry forwards expire between the years 2001 and 2010.

FCJ has net operating loss carry forwards at December 31, 2000 of approximately $255 for corporation tax purposes and has fully utilized its net operating loss carry forward for trade income tax purposes. Under German tax law, the losses can be carried forward indefinitely. In addition, FCJ has "profit participation account" deductions of $955 which can be used to reduce future taxable income for corporate and trade tax purposes.

Xtal has pre-acquisition net operating loss carry forwards of approximately $4,369 for corporate income and social contribution taxes. The use of the losses is limited to 30% of taxable income per year and the losses can be carried forward indefinitely.

(13)  MAJOR CUSTOMERS

The approximate net product sales by the Company to its major customers and the related percentages are as follows:



2000                      % of Sales
  Cabelte Cabos
  Electricos S/A              11%
  Furukawa Industrial S/A     11%

1999
  Leone AG                    24%
  Pinnacl Ltd. (1)            21%
  Siemens AG (2)              10%
  Optical Cable Corp.         10%

1998
  Leone AG                    23%
  Pinnacl Ltd. (1)            22%
  Siemens AG  (2)             13%
  Belden Wire & Cable         10%


(1)     Acquired by Tyco International in 2001
(2)     Acquired by Corning in 2000

The Company purchases raw materials from various suppliers and in some cases there are a limited number of suppliers for certain materials. In 2000, 1999 and 1998 one supplier accounted for approximately 90%, of the Company's requirement of one particular item. The Company has recently entered into a five- year contract with that supplier, which helps to ensure that the Company will have sufficient quantities of this raw material to meet existing customer requirements for fiber. Additionally, the Company is actively working to secure additional quantities, and over the next twelve months plans to internally manufacture this raw material to augment its requirements.

The major customers listed below accounted for approximately the following amounts and related percentages of the trade accounts receivable balance of the Company at December 31:

       CUSTOMER              2000                1999                1998
--------------------   ----------------     --------------      ---------------
                       AMOUNT        %      AMOUNT      %       AMOUNT       %
                       ------      ----     ------     ---      ------      ---

Cabelte Cabos
Electricos S.A.        $2,728       30       $ ---     ---       $---       ---
Brasfio Industria e
Comercio S.A.           1,495       16         ---     ---        ---       ---
Pinnacl, Ltd. (1)        ---        ---        669      34        120        14
Leone AG                 ---        ---        472      24        ---       ---
Siemens AG (2)           ---        ---        ---     ---        212        25

(1)     Acquired by Tyco International in 2001
(2)     Acquired by Corning in 2000



(14)  RELATED PARTY TRANSACTIONS

In 2000, the Company had sales to MEFC of $807, in which the Company holds a 7% interest; sales in 1999 to MEFC were $236. On August 1, 2000, Mr. Steven Phillips assumed the role of interim Chief Financial Officer. Prior to that date, the Company had a consulting agreement with One Financial Group Incorporated, a company controlled by Mr. Phillips who is also a director of the Company. One Financial Group provided services as a financial advisor and for the period January 1 to July 31, 2000, the Company incurred costs of $116 in connection with services rendered by One Financial Group. In 1999, One Financial Group was granted options to purchase common stock of the Company in lieu of receiving cash payment for services valued at $94. In 1998, One Financial Group provided $46 in services.

(15)  FOREIGN OPERATIONS

The Company has operations in four principal geographic areas: the United States (Company and ALT), Germany (FCJ), Brazil (Xtal) and Malaysia (FCA). Following is a summary of information by area for the years ended December 31, 2000, 1999 and 1998:

                                                2000        1999        1998
                                              -------     -------     -------
Net sales to customers in:
  United States                               $ 4,241     $ 1,697     $   135
  Germany                                       5,944       5,432       5,015
  United Kingdom                                2,995       2,895       1,801
  Brazil                                       22,276        --          --
   Other                                        1,463       2,102       1,250
                                              -------     -------     -------

Net sales as reported in the accompanying
  consolidated statements of operations       $36,919     $12,126     $ 8,201
                                              =======     =======     =======

Long-lived assets:
  United States (1)                           $19,273     $ 9,375     $ 9,499
  Germany                                       7,432       3,788       4,885
  Brazil                                       13,943        --          --
  Malaysia                                      5,334       5,336       5,299
                                              -------     -------     -------

Total long-lived assets                       $45,982     $18,499     $19,683
                                              =======     =======     =======

(1) Includes $11,336 of Goodwill

Inter-company sales are eliminated in consolidation and are excluded from net sales reported in the accompanying consolidated statements of operations. Identifiable assets are those that are identifiable with operations in each geographic area. FCA (Malaysia) had no significant operations since its formation in 1997.

(16) QUARTERLY FINANCIAL INFORMATION (unaudited)

               QUARTERS                    FIRST        SECOND         THIRD        FOURTH
-----------------------------------      --------      --------      --------      --------
2000 (1)
--------
Net sales                                $  3,453      $  6,413      $ 13,188      $ 13,865
Gross Profit                                  732         1,690         3,859         5,520
Net (loss) income (2)                        (496)       (5,333)          836         2,296
Basic (loss) income per share (4)        ($  0.01)     ($  0.11)     $   0.02      $   0.04
Diluted (loss) income per share (3)      ($  0.01)     ($  0.11)     $   0.01      $   0.04

1999
--------
Net sales                                $  2,655      $  2,371      $  2,824      $  4,276
Gross profit                                  318           425           261         1,302
Net loss                                     (655)         (719)         (589)          (41)
Basic and diluted loss per share (4)     $  (0.02)     $  (0.02)     $  (0.02)     $   0.00

1998
--------
Net sales                                $  1,563      $  1,879      $  2,301      $  2,458
Gross profit                                  309           271           352           735
Net loss                                     (517)         (548)         (680)         (597)
Basic and diluted loss per share         $  (0.01)     $  (0.02)     $  (0.02)     $  (0.02)


(1)   The Company purchased Xtal as of June 1, 2000

(2) During the second quarter the Company recorded a non-cash interest charge of $5,317 related to beneficial conversion features on convertible debt.

(3) As the Company reported a consolidated net loss for the year ended December 31, 2000, basic and diluted earnings per share for that period were the same. As the Company reported a consolidated net income for the third and fourth quarter of 2000, the Company had both basic and diluted earnings per share for those periods.

(4) The sum of the quarterly loss per share does not equal the annual loss per share due to rounding.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


            Not Applicable

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The following tables set forth certain information with respect to each person who was an executive officer or director of the Company as of December 31, 2000.

           NAME                 AGE                    POSITION
           ----                 ---                    --------

Dr. Mohd A. Aslami              54      Chairman of the Board of Directors,
                                          Chief Executive Officer, and
                                          President

Charles De Luca                 63      Managing Director of FiberCore Jena
                                          GmbH and Director

Steven Phillips                 55      Chief Financial Officer and
                                          Treasurer, and Director

Hedayat Amin-Arsala             59      Director

Javad K. Hassan                 60      Director

Michael A. Robinson             35      Director

Dr. Aslami is a co-founder, Chairman of the Board of Directors and Chief Executive Officer of the Company. Dr. Aslami has served as Chairman and Chief Executive Officer of FiberCore Jena, the Company's wholly owned subsidiary in Germany, since 1994. Dr. Aslami also co-founded ALT in 1986, and served as its President, Chief Executive Officer and director from 1986 to 1994. Dr. Aslami received a Ph.D. in chemical engineering from the University of Cincinnati in 1974.

Mr. De Luca is Managing Director of FiberCore Jena GmbH and is a co-founder and director of the Company. Mr. De Luca also co-founded and became an Executive Vice President and director of ALT in 1986. Mr. De Luca received his MBA in marketing and business management from St. Johns University in 1974.

Mr. Phillips became interim Chief Financial Officer and Treasurer of the Company in August 2000, after previously serving as a financial consultant to the Company for many years. He became a director of the Company in May 1995 and became a director of ALT in May 1989. He also served as interim Chief Financial Officer for a start-up internet company and as Chief Financial Officer of the Winstar Government Securities Company L.P., a registered U.S. Government securities dealer which he co-founded. Since August 1987, Mr. Phillips has served as a director, Secretary and Chief Financial Officer of James Money Management, Inc. a private investment company.

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

Mr. Hassan joined AMP Incorporated (now Tyco) in 1988 as Vice President of Technology and in 1993 was appointed Corporate Vice President, Strategic Businesses, later renamed Global Interconnect Systems Business ("GISB") where he pioneered and deployed a new strategy to take Tyco from a connector company to a global interconnection systems and solutions organization. He was named President of GISB in 1993. After retiring from Tyco in 1998, Mr. Hassan founded and is Chairman and CEO of NeST (Network Systems and Technologies), a provider of software systems and electronics design and manufacturing with over 2000 employees. He is Chairman of AM Communications, a public company providing broadband network monitoring and management systems to cable TV operators, and General Partner to MESA (Middle East and Southeast Asia) Venture Capital Fund for targeted investments in US- based technology companies. He is a member of the board of several companies and currently serves as Chairman of the Electronic Development Commission for the Government of Kerala in India. Mr. Hassan's membership on the Board of Directors of FiberCore, Inc. is not pursuant to any agreement with Tyco. Mr. Hassan received a B.S.M.E. degree from Kerala University in 1962, a Masters of Materials Science degree from the University of Bridgeport, Connecticut in 1968 and was elected IEEE Fellow, Institute of Electrical and Electronics Engineers in 1986.

Mr. Robinson became a director of the Company in October 2000. Mr. Robinson is Senior Vice President and Corporate Treasurer of Tyco International Ltd., a global, diversified manufacturing and service company. Mr. Robinson was appointed Treasurer of Tyco in March 1998. Prior to this appointment, he was a Vice President in the Investment Banking Department at Merrill Lynch, focusing on conglomerate and healthcare companies. Previously, he held positions at Colgate-Palmolive and Bankers Trust Company. Mr. Robinson holds a Bachelors Degree in Accounting, summa cum laude, from Florida A&M University and a Masters of Business Administration Degree from the Graduate School of Business at Harvard University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished the Company. Based solely on review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that during the year ended December 31, 1999 all of its executive officers and directors complied with the requirements of Section 16(a), except that: Mohd Aslami, an officer and director of the Company, did not timely file the reports on Form 4 in April, July, and October and the annual Form 5 with respect to his acquisition of 1,114,644 options to purchase shares of the Company and did not timely report his spouse's acquisition of 1,271,676 common shares issued on the conversion of debt; Mr. Charles De Luca, an officer and director of the Company, did not timely file the reports on Form 4 in April, July, and October and the annual Form 5 with respect to his acquisition of 515,296 options to purchase shares of the Company and did not timely report his spouse's acquisition of 1,271,676 common shares issued on the conversion of debt; and, Michael Beecher, a former officer of the Company, did not timely file the reports on Form 4 in April, July, and October and the annual Form 5 with respect to his acquisition of 408,972 options to purchase shares of the Company. Mr. Hedayat Amin-Arsala, a director of the Company, did not timely file the annual Form 5 with respect to his acquisition of 54,666 options to purchase shares of the Company and did not timely report his acquisition of 1,488,243 shares on conversion of a loan in December 1999. Also, Mr. Javad K. Hassan, a director of the Company did not timely file the annual Form 5 with respect to his acquisition of 53,333 options to purchase shares of the Company.


ITEM 11.    EXECUTIVE COMPENSATION

Following is a summary of the compensation earned and/or paid to the Company's Chief Executive Officer and its most highly compensated executive officers for the last three years.

                 ANNUAL COMPENSATION                                         LONG-TERM COMPENSATION
------------------------------------------------------  --------------------------------------------------------------
                                                                                     AWARDS

                                                                                        Restricted        Securities
                                   Fiscal                            Other Annual         Stock           Underlying
   Name and Principal Position      Year     Salary $    Bonus $     Compensation       Award(s)$      Options/SARs(#)
   ---------------------------      ----     --------    -------     ------------       ---------      ---------------
Dr. Mohd Aslami                      2000     200,000   70,000            ---            ---                    ---
   Chairman, Chief Executive         1999     133,334      ---            ---            ---              1,114,644
   Officer & President               1998     156,583      ---            ---            ---                184,911
                                                           ---            ---            ---                    ---

Charles De Luca                      2000     115,000   25,000            ---            ---                    ---
   Director, Managing Director,      1999      76,761      ---            ---            ---                515,296
   FiberCore Jena GmbH               1998      97,116      ---            ---            ---                106,324


Steven Phillips (*)                  2000      83,333   21,000            ---            ---                    ---
    Chief Financial Officer,
   Treasurer and Director

Michael J. Beecher**                 2000      67,083      ---            ---            ---
Chief Financial Officer &            1999      86,250      ---            ---            ---                408,972
Treasurer                            1998     100,000      ---            ---            ---                    ---

*    For the five months commencing August 1, 2000

**   For the seven months ended July 31, 2000

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR


There were no stock options granted to executive officers during the year ended December 31, 2000.


               (The remainder of this page intentionally left blank.)

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTIONS/SAR VALUES

The following table lists the options/SARs exercised during the year and the options/SARs held by the executive officers that were unexercised at December 31, 2000.

                                             Number of
                                             Securities           Value of
                                             Underlying          unexercised
                                            unexercised         In-the-money
                                          Options/SARs at      options/SARs at
                    Shares      Value   Fiscal Year-End (#)    Fiscal Year-End
                 acquired on  Realized      Exercisable/      ($) Exercisable/
      Name       exercise (#)    ($)       Unexercisable        Unexercisable
      ----       ------------    ---       -------------        -------------

Dr. Mohd Aslami  184,911      $704,973    925,557/250,000    $2,862,512/$375,000

Charles De Luca  106,324      $405,360     501,346/60,000    $1,607,114/$90,000

Steven           104,290      $397,606     1,348,791/416        $4,582,840/ 0
Phillips(*)

(*) Includes options exercised and held by One Financial Group, Incorporated, a company controlled by Mr. Phillips.

COMPENSATION OF DIRECTORS

The Company maintains a compensation plan for outside directors (directors who are not employees of the Company), wherein each outside director receives an initial award of 10,000 non-qualified stock options and a fee of $10,000 per year, payable quarterly, and $250 for each Board of Directors meeting or Committee of the Board meeting attended. After the first year, outside directors are awarded 5,000 stock options, which are exercisable one year from the grant date.

On August 1, 2000, Mr. Steven Phillips assumed the role of interim Chief Financial Officer upon the July 31, 2000 resignation of Mr. Beecher, the former Chief Financial Officer. Prior to that date, the Company had a consulting agreement with One Financial Group Incorporated, ("OFG") a company controlled by Mr. Phillips who is also a director of the Company. OFG provided services as a financial advisor and for the period January 1 to July 31, 2000, the Company incurred costs of $116,000 in connection with services rendered by OFG. In 1999, OFG was granted options to purchase common stock of the Company in lieu of receiving cash payment for services valued at $94,000. In 1998, the Company incurred costs of $46,000 to OFG.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Common Stock as of March 1, 2001, with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Executive Compensation Table,
(iii) each director of the Company and (iv) all the directors and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.


       NAME AND ADDRESS(1)        SHARES OWNED                      % OWNED
       -------------------           ---------                      -------

Mohd Aslami.................         9,864,514        (2), (9)       14.6
Charles De Luca.............         6,377,592        (3), (9)        9.5
Steven Phillips.............         3,275,653        (4), (9)        4.9
Hedayat Amin-Arsala.........         2,412,940        (5)             3.6
Javad K. Hassan.............            68,333        (6)              .1
Michael Robinson............               ---        (7)             0
Tyco International Ltd. ....        11,628,204        (8), (9)       17.2
Crescent International Ltd.          3,277,885       (10)             6.0
All directors and executive
  officers as a group
  (6 persons)...............        21,199,032                       32.7%

(1) The addresses of the persons and entities named in this table are as follows: Messrs. Aslami, De Luca, Phillips, Amin-Arsala and Hassan, c/o Fibercore, Inc., P. O. Box 180, 253 Worcester Road, Charlton, Ma 01507; Mr. Robinson and Tyco International Ltd., 9 West 57th Street, New York, New York 10022; Crescent International Ltd., Clarendon House, 2 Church Street, Hamilton, H11, Bermuda.

(2) Includes 1,389,158 shares and warrants to purchase 323,082 shares held by Dr. Aslami's wife, 316,420 shares held by Dr. Aslami's minor child and 1,587,569 shares held by the Ariana trust of which Dr. Aslami's wife is the trustee and his children are beneficiaries. Also includes 2,052,016 options and warrants to purchase shares of the Company held directly by Dr. Aslami, which includes 250,000 stock options granted on February 21, 2001.

(3) Includes 2,666,772 shares and warrants to purchase 323,082 shares held by Elizabeth De Luca, Mr. De Luca's wife. Also includes 937,566 options and warrants to purchase shares of the Company held directly by Mr. De Luca, which includes 60,000 stock options granted on February 21, 2001.

(4) Includes 1,702,826 options and warrants to purchase shares of the Company, which includes 61,000 stock options granted on February 21, 2001 and 1,243,712 in options held by One Financial Group, Incorporated, a Company controlled by Mr . Phillips.

(5) Includes 110,499 shares held by Mr. Amin-Arsala's wife and options to acquire 13,667 shares held by Mr. Amin-Arsala, as outside director compensation.

(6) Includes options to acquire 68,333 held by Mr. Hassan, as outside director compensation.

(7) Mr. Robinson, Senior Vice President and Corporate Treasurer of Tyco International Ltd, was elected to the Company's Board of Directors on October 12, 2000.

(8) Of the total, 10,275,849 shares are held by Tyco Electronics Corporation and 1,352,375 shares are held by Tyco Sigma Limited. Both entities are wholly owned subsidiaries of Tyco International Ltd., a company traded on the New York Stock Exchange.

(9) Under the Guarantor Indemnification Agreement, Mohd Aslami, Steven Phillips and Charles De Luca are subject to various restrictions with regard to the sale of their common stock.

(10) According to Crescent's amended Schedule 13G, dated as of December 31, 2000, DMI Trust, with an address of: Norfolk House, P.O. Box N-7130, Bahamas, owns 100% of the Capital Stock of Crescent and Greenlight (Switzerland) SA with an address of: 84 ar.Louis Casia CH-1216 Geneva, Switzerland, serves as principal investment manager to Crescent and has broad investment discretion over the investment in the Company. The 3,277,885 shares indicated include (i) shares issued to Crescent on June 9, 2000, (ii) shares issued to Crescent upon the conversion of convertible debt and (iii) an additional 500,000 shares issuable upon exercise of a warrant issued to Crescent on June 9, 2000.

Arrangements which Could Result in Change of Control
In connection with TIGSA's Guaranty of the Company's obligations under the Fleet Loan Agreement, the Company issued to TIGSA one share of the Company's Series A Preferred Stock entitling TIGSA to certain rights and privileges. In the event of a breach of certain covenants set forth in the Guarantor Indemnification Agreement TIGSA's ownership of the share entitles TIGSA to elect a number of individuals to the Company's Board of Directors sufficient to give TIGSA control of the board until the termination of the agreement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS

During February and March 2000, the Company borrowed a total of $300,000 from the spouses of two officers and from a company affiliated with an outside director. In exchange, the Company issued each party a $100,000 unsecured note, bearing interest at 14%. The notes were repaid in September 2000.

On December 29, 2000, convertible notes issued to two officers and an outside director in July 1999, totaling $548,000 including related party interest expense, were converted into 2,190,850 common shares of the Company. Related party interest expense on these notes in 2000 and 1999 was $72,000 and $90,000 respectively.

CONSULTING

On August 1, 2000, Mr. Steven Phillips assumed the role of interim Chief Financial Officer upon the July 31, 2000 resignation of Mr. Beecher, the former Chief Financial Officer. Prior to that date, the Company had a consulting agreement with OFG a company controlled by Mr. Phillips who is also a director of the Company. OFG provided services as a financial advisor and for the period January 1 to July 31, 2000, the Company incurred costs of $116,000 in connection with services rendered by OFG. In 1999, OFG was granted options to purchase common stock of the Company in lieu of receiving cash payment for services valued at $94,000. In 1998, the Company incurred costs of $46,000 to One Financial Group.


            (The remainder of the page is intentionally left blank.)

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         1.    FINANCIAL STATEMENTS

                  See ITEM 8 of this Report.

            2.    FINANCIAL STATEMENT SCHEDULES

                  The required disclosures are included in the footnotes to the Financial Statements.

            3.    EXHIBITS

                  The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.


(b)   Reports on Form 8-K

o     Current Report on Form 8-K Report filed on October 20, 2000;

o     Current Report on Form 8-K Report filed on November 16, 2000; and

o     Current Report on Form 8-K Report filed on November 20, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  FIBERCORE, INC.
                  (Registrant)

                  By: /s/  Mohd A. Aslami                   March 30, 2001
                      --------------------------
                  Dr. Mohd A. Aslami
                  Chairman, Chief Executive Officer
                  and President (Principal Executive Officer)

                  By: /s/ Steven Phillips                   March 30, 2001
                      --------------------------
                  Steven Phillips
                  Interim Chief Financial Officer and Treasurer
                  (Principal Financial Officer and
                  Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mohd A. Aslami          Chairman of the Board,          March 30, 2001
-----------------------     President
Dr. Mohd A. Aslami          Chief Executive Officer,
                            Director

/s/ Charles De Luca         Secretary and Director          March 30, 2001
-----------------------
Charles De Luca

/s/ Steven Phillips         Director                        March 30, 2001
-----------------------
Steven Phillips

/s/Michael A. Robinson      Director                        March 30, 2001
----------------------
Michael A. Robinson

                                  EXHIBIT INDEX

      The following lists the exhibits which are filed as part of this report. Those which have been previously filed are incorporated by reference to such previous filing as indicated below.

EXHIBIT
NUMBER
------

   2.1 Agreement dated February 13, 1987 between Norscan Instruments Ltd. and Automated Light Technologies, Inc. ("ALT"). (1)

   2.2 Agreement and Plan of Reorganization dated as of July 18, 1995 between Venturecap, Inc. and FiberCore Incorporated. (1)

   2.3 Agreement of Merger dated as of July 18, 1995 between Venturecap, Inc. and FiberCore Incorporated. (1)

   2.4 Agreement and Plan of Reorganization dated as of September 18, 1995 between the FiberCore, Inc. Alt Merger Co., and ALT. (1)

   2.5 Investment Agreement, dated June 1, 2000, by and among FiberCore, Inc. and Algar S.A.-Empreendimentos e Participacoes Xtal Fibras Opticas S.A. and Mamore Participacoes S.A. (2)

   3.1      Certificate of Incorporation of FiberCore, Inc. (1)

   3.2 Amended and Restated By-Laws of FiberCore, Inc., adopted December 18, 2000. (3)

   4.1 Agreement, dated May 19, 2000, by and between FiberCore, Inc. and Tyco Electronics Corporation. (5)

   4.2 Standstill Agreement, dated May 19, 2000, by and between FiberCore, Inc. and Tyco Electronics Corporation. (5)

   4.3 Incentive Warrant, dated June 9, 2000, by and between FiberCore, Inc. and Crescent International Ltd. (4)

   4.4 Early Put Warrant, dated June 9, 2000, by and between FiberCore, Inc. and Crescent International Ltd. (4)

   4.5 Convertible Note, due June 9, 2002, issued by FiberCore, Inc. to Crescent International Ltd. (4)

   4.6 Registration Rights Agreement, dated June 9, 2000, by and between FiberCore, Inc. and Crescent International. (4)

   4.7 Loan Agreement, dated June 20, 2000, by and between Algar S.A. Empreendimentos e Participacoes, FiberCore Inc., and FiberCore Ltda.
            (2)

   4.8 Loan Agreement, dated June 20, 2000, by and between Algar S.A. Empreendimentos e Participacoes, FiberCore Inc., and FiberCore Ltda.
            (2)

   4.9 Warrant issued to Gruntal & Co., LLC, dated April 14, 2000, to purchase up to 300,000 Shares of FiberCore Common Stock. (6)

   4.10 Warrant issued to Gruntal & Co., LLC, dated June 9, 2000, to purchase up to 30,000 Shares of FiberCore Common Stock. (6)

   4.11 Warrant issued to Gruntal & Co., LLC, dated June 9, 2000, to purchase up to 72,016 Shares of FiberCore Common Stock. (6)

   4.12 Warrant issued to Gruntal & Co., LLC, dated June 26, 2000, to purchase up to 54,870 Shares of FiberCore Common Stock. (6)

   4.13 Convertible Note, dated July 5, 2000, issued by FiberCore, Inc. to Crescent International Ltd. (6)

   4.14 Designations of Rights Privileges and Preferences of Series A Preferred Stock Registrant, dated as of December 19, 2000. (3)

   10.1 Subordination dated November 5, 1990 between Connecticut Development Authority ("CDA"), Mohd Aslami and Charles De Luca. (1)

   10.2     Promissory Note dated December 5, 1990 issued by ALT to CDA. (1)

   10.3 Guaranty dated December 5, 1990 issued to CDA by Mohd Aslami and Charles De Luca. (1)

   10.4 Collateral Assignment and Security Agreement dated December 5, 1990 between ALT and CDA. (1)

   10.5     Security Agreement dated as of December 5, 1990 between ALT and CDA.
            (1)

   10.6 Assignment dated November 8, 1993 by Gregory Perry to FiberCore Incorporated of U.S. Patent No. 4,596,589. (1)

   10.7 Agreement dated June 7, 1994 between Sico Quarzschmelze Jena, GmbH ("Sico") and FiberCore Inc., to lease building and equipment and to manufacture optical fiber and optical fiber preform. (1)

   10.8 Agreement dated July 1, 1994 between FiberCore Incorporated and FiberCore Glasfaser Jena GmbH. (1)

   10.9 Joint Venture Agreement dated May 21, 1995 between the Company, Techman International, Corp. ("Techman") and the other parties named therein. (1)

   10.10 Lease dated August 19, 1995 between Sico and FiberCore Glasfaser Jena GmbH. (1)

   10.11 Agreement dated August 19, 1995 between Sico and FiberCore Glasfaser Jena GmbH, with supplemental agreement by Walter Nadrag. (1)

   10.12 Cooperation Agreement dated December 19, 1995 between Sico and FiberCore, Inc. (1)

   10.13 Agreement dated January 25, 1996 between FiberCore, Inc., FiberCore Glasfaser, Jena and Sico. (1)

   10.14 Joint Venture Agreement dated January 31, 1996 between Middle East Optic Fiber Company ("MEOFC"), Royle Mid East Ltd. and FiberCore Mid East Ltd. (1)

   10.15 Share Purchase Agreement dated January 11, 1996 between FiberCore, Inc. and Techman. (1)

   10.16 Grants Agreements between FiberCore Glasfaser Jena GmbH and the Ministry of Economics and Infrastructure in the amount of DM 2,300,000 dated June 12, 1996 and December 30, 1995. (1)

   10.17 Intercompany Loan Agreement between FiberCore, Inc. and FiberCore Glasfaser Jena GmbH in connection with the loan from Berliner Bank AG dated July 10, 1996. (1)

   10.18 Supply contract between AMP Incorporated and FiberCore, Inc. dated July 29, 1996. (1)

   10.19 Loan Agreement between FiberCore, Inc. and Berliner Bank AG for the amount of DM 7,700,000 dated September 6, 1996. (1)

   10.20 Note Purchase and Warrant Agreement between FiberCore, Inc. and Bereshkai S. Aslami in the amount of $250,000 and granting Warrants to purchase up to 115,220 shares of Common Stock. (1)

   10.21 Note Purchase and Warrant Agreement between FiberCore, Inc. and Elizabeth De Luca in the amount of $250,000 and granting Warrants to purchase up to 115,220 shares of Common Stock. (1)

   10.22 Forbearance Agreement between ALT and CDA Authority and granting of Warrants dated August 27, 1996. (1)

   10.23 Forbearance Agreement between ALT and CII and granting of Warrants dated July 31, 1996. (1)

   10.24 Long-term supply agreement between FiberCore, Inc. and Middle East Optical Fiber Cable Co. (MEFC) dated November 1, 1996. (1)

   10.25 Consulting Agreement dated January 1, 1997 between One Financial Group Incorporated and FiberCore, Inc. (7)

   10.26 Note Purchase and Warrant Agreement dated April 16, 1997 between FiberCore, Inc. and Techman. (7)

   10.27 Note Purchase and Warrant Agreement dated September 17, 1997 between FiberCore, Inc. And Techman. (7)

   10.28 Joint Venture Agreement dated November 17, 1997 between FiberCore, Inc., Federal Power Sdn. Bhd., and PNB Equity Resource Corporation Sdn. (7)

   10.29 Put Option Agreement dated November 17, 1997 between FiberCore, Inc., Federal Power Sdn. Bhd. and PNB Equity Resource Corporation Sdn. Bhd. (7)

   10.30 Agreement for the Acquisition of Xtal Fibras Opticas S.A. by FiberCore, Inc., dated April 26, 2000. (8)

   10.31 Share Pledge Agreement, dated June 20, 2000, by and between FiberCore, Inc., Algar S.A. - Empreendimentos e Participacoes, Xtal Fibras Opticas S.A., and Mamore Participacoes S.A. (2)

   10.32 Shareholders' Agreement, dated June 20, 2000, by and between Mamore Participacoes S.A., FiberCore Ltda., Algar S.A. - Empreendimentos e Participacoes, FiberCore, Inc., Mamore Participacoes S.A., and Xtal Fibras Opticas S.A. (2)

   10.33 Supply Agreement, dated June 20, 2000, by and between Xtal Fibras Opticas, S.A., Algar S.A. - Empreendimentos e Participacoes, and FiberCore, Inc. (2)

   10.34 Patent Assignment and Transfer Agreement, dated June 20, 2000, by and between Algar S.A. Empreendimentos e Participacoes and Fibras Opticas S.A. (2)

   10.35 Securities Purchase Agreement by and between Crescent International Ltd. and FiberCore, Inc., dated June 9, 2000. (4)

   10.36 Security Agreement between FiberCore Jena GmbH and Crescent International Ltd., dated June 9, 2000. (4)

   10.37 Pledge Agreement between FiberCore Inc., and Crescent International Ltd., dated, June 9, 2000. (4)

   10.38 Pledge Side Letter to Crescent International Ltd. by FiberCore Inc., dated June 9, 2000. (4)

   10.39 Supply Agreement, dated July 19, 2000, by and between Xtal Fibras Opticas, S.A. and Furukawa Industrial S/A Electric Products. (6)

   10.40 Supply Agreement, dated July 17, 2000, by and between Xtal Fibras Opticas, S.A. and Telcon Fios e Cabos para Telecomunicacoes S/A. (6)

   10.41 Supply Agreement, dated July 7, 2000, by and between Xtal Fibras Opticas, S.A. and Pirelli Cabos S/A. (6)

   10.42 Loan Agreement between FiberCore, Inc. and Fleet National Bank, dated as of December 20, 2000. (3)

   10.43 Revolving Credit Note executed by FiberCore, Inc. in favor of Fleet National Bank, dated as of December 20, 2000. (3)

   10.44 Limited Guaranty by Tyco International S.A., dated as of December 20, 2000. (3)

   10.45 Pledge and Security Agreement between FiberCore, Inc. and Fleet National Bank, dated as of December 20, 2000. (3)

   10.46 Collateral Assignment of Patents and Trademarks and Security Agreement between FiberCore, Inc. and Fleet National Bank, dated as of December 20, 2000. (3)

   10.47 Guarantor Indemnification Agreement among Tyco International Group S.A., FiberCore, Inc., Mohd Aslami, Charles DeLuca and Steven Phillips, dated as of December 26, 2000. (3)

   21.1     List of subsidiaries of FiberCore, Inc. (7)

   23.1     Consent of Deloitte & Touche LLP.

(1) denotes incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 26, 1997.

(2) denotes incorporated herein by reference to the exhibits to the Current Report on Form 8-K, filed July 3, 2000, as amended July 10, 2000.

(3) denotes incorporated herein by reference to the exhibits to the Current Report on Form 8-K, filed January 10, 2001.

(4) denotes incorporated herein by reference to the exhibits to the Current Report on Form 8-K, filed June 15, 2000.

(5) denotes incorporated herein by reference to the exhibits to the Current Report on Form 8-K, filed June 9, 2000.

(6) denotes incorporated herein by reference to the exhibits to the Registration Statement on Form S-3/A, filed September 19, 2000.

(7) denotes incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 26, 1998.

(8) denotes incorporated herein by reference to the exhibits to the Quarterly Report on Form 10-Q, filed on May 4, 2000.