Form 10-Q
period 2001-03-31
FIBERCORE INC
filed 2001-05-11
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                 ---------------

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2001

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to ________________

                         Commission file number: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)



                  Nevada                                      87-0445729
          ---------------------------             ------------------------------
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

Yes     X            No
    ------             ------

The number of shares of the Registrant's common stock outstanding as of May 11, 2001 was 59,536,428.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

PART I   FINANCIAL INFORMATION...............................................  3

      ITEM 1.  FINANCIAL STATEMENTS..........................................  3

               CONDENSED CONSOLIDATED BALANCE SHEETS
               AT MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000...........  3

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
               THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               (UNAUDITED)...................................................  4

               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
               INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
               2000 (UNAUDITED)..............................................  5

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
               THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)....  6

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED)...................................................  7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................  8

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....  9

PART II  OTHER INFORMATION................................................... 10

      ITEM 1.  LEGAL PROCEEDINGS............................................. 10

      ITEM 2.  CHANGES IN SECURITIES......................................... 10

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................... 10

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 10

      ITEM 5.  EXHIBITS & REPORTS ON FORM 8-K................................ 10


SIGNATURES   ................................................................ 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                                           FIBERCORE, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands except share data)                                                   March 31,       December 31,
                                                                                             2001             2000
                                                                                           --------        ------------
                                                                                         (Unaudited)
                                                        ASSETS

Current assets:
           Cash ...................................................................        $  3,877         $  5,051
           Accounts receivable - net ..............................................          11,041            8,332
           Other receivables ......................................................             937              707
           Inventories ............................................................           6,080            6,193
           Prepaid and other current assets .......................................             691              466
                                                                                           --------        ---------
                     Total current assets                                                    22,626           20,749
                                                                                           --------        ---------
Property and equipment - net
                                                                                            22,794           21,421
                                                                                           --------        --------
Other assets:
           Notes receivable from joint venture partners ...........................           4,949            4,949
           Restricted cash ........................................................           1,730            1,849
           Patents - net ..........................................................           4,057            4,171
           Investments in joint ventures ..........................................             925              925
           Deferred tax asset .....................................................             229              722
           Goodwill, net ..........................................................          10,087           11,336
           Other ..................................................................           1,304            1,331
                                                                                           --------        ---------
                     Total other assets ...........................................          23,281           25,283
                                                                                           --------        ---------
                     Total assets .................................................        $ 68,701         $ 67,453
                                                                                           ========        =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Notes payable ..........................................................        $  4,193         $  2,253
           Accounts payable .......................................................           8,220            8,621
           Accrued expenses .......................................................           5,051            4,892
           Advance payments from customers ........................................           1,132            2,936
                                                                                           --------        ---------
                     Total current liabilities ....................................          18,596           18,702
Deferred income ...................................................................             501             --
Long-term debt ....................................................................           6,611            9,849
                                                                                           --------        ---------
                     Total liabilities ............................................          25,708           28,551
                                                                                           --------        ---------
Minority interest .................................................................           5,033            4,750
                                                                                           --------        ---------
Stockholders' equity:
           Preferred stock, $.001 par value, authorized 10,000,000 shares;
             no shares issued and outstanding .....................................            --               --
           Series A preferred stock, $.001 par value, authorized 1 share;
             1 share issued and outstanding .......................................            --               --
           Common stock, $.001 par value, authorized 100,000,000 shares; shares issued and outstanding: 59,302,146 at March 31, 2001 and 57,667,970 at
               December 31, 2000 ..................................................              59               58
           Additional paid-in-capital .............................................          60,434           56,219
           Accumulated deficit ....................................................         (16,914)         (19,893)
           Accumulated other comprehensive income (loss):
           Accumulated translation adjustment .....................................          (5,619)          (2,232)
                                                                                           --------        ---------
                     Total stockholders' equity ...................................          37,960           34,152
                                                                                           --------        ---------
                     Total liabilities and stockholders' equity ...................        $ 68,701         $ 67,453
                                                                                           ========        =========


                     See accompanying notes to the condensed consolidated financial statements.



                        FIBERCORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



(Dollars in thousands except share data)
                                                                        Three Months Ended
                                                                            March 31,
                                                               ----------------------------------
                                                                    2001                 2000
                                                               ------------         -------------

Net sales .............................................        $     16,226         $      3,453
Cost of sales .........................................               9,635                2,721
                                                               ------------         ------------
           Gross profit ...............................               6,591                  732
Operating expenses:
  Selling, general and administrative expenses ........               1,697                  697
  Research and development ............................                 440                  237
                                                               ------------         ------------
           Income (loss) from operations ..............               4,454                 (202)

Interest income .......................................                  96                   72
Interest expense ......................................                (280)                (226)
Foreign exchange gain (loss)-net ......................                  40                  (86)
Other (expense) income ................................                (191)                   4
                                                               ------------         ------------
Income (loss) before income taxes and minority interest               4,119                 (438)

Provision for income taxes ............................                (857)                 (58)
                                                               ------------         ------------
           Income (loss) before minority interest .....               3,262                 (496)

Minority interest in income of subsidiary .............                (283)                --
                                                               ------------         ------------
           Net income (loss) ..........................        $      2,979         $       (496)
                                                               ============         ============
Income (loss) per share of common stock:

Basic .................................................        $       0.05         $      (0.01)
Diluted ...............................................        $       0.05         $      (0.01)

Weighted average shares outstanding:

Basic .................................................          59,126,674           41,678,243
Diluted ...............................................          65,676,715           41,678,243





             See accompanying notes to the condensed consolidated financial statements.

                                                 4

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(Dollars in thousands)
                                                     Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                    2001           2000
                                                  ---------      ----------
Net income (loss) ........................        $ 2,979         $  (496)

Other comprehensive income (loss):
  Foreign currency translation adjustments         (3,387)           (190)
                                                  -------         -------
Comprehensive loss .......................        $  (408)        $  (686)
                                                  =======         =======




   See accompanying notes to the condensed consolidated financial statements.

                                       FIBERCORE, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

(Dollars in thousands)
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    -----------------------
                                                                                     2001            2000
                                                                                    --------        -------
Cash flows from operating activities:
  Net income (loss) ......................................................        $ 2,979         $  (496)

Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
    Depreciation and amortization ........................................            802             541
    Deferred income tax provision ........................................            441              49
    Foreign currency translation loss and other ..........................             97             (10)
    Increase in minority interest ........................................            283            --
Changes in assets and liabilities:
    Accounts receivable ..................................................         (1,964)             68
    Other receivables ....................................................           (275)           --
    Inventories ..........................................................           (406)             49
    Prepaid and other current assets .....................................           (252)            (56)
    Accounts payable .....................................................            279              25
    Accrued expenses .....................................................           (871)            164
                                                                                    -------         -------
      Net cash provided by operating activities ..........................          1,113             334
                                                                                    -------         -------
Cash flows from investing activities:
  Purchase of property and equipment .....................................         (4,856)           (131)
  Reimbursement from government grant ....................................              5             168
  Other ..................................................................            (62)            (38)
                                                                                    -------         -------
      Net cash used in investing activities ..............................         (4,913)             (1)
                                                                                    -------         -------
Cash flows from financing activities:
Proceeds from issuance of common stock ...................................              2              56
Proceeds from long-term debt .............................................          1,000            --
Proceeds from notes payable ..............................................          2,943             567
Repayment of notes payable ...............................................         (1,003)           (904)
Proceeds from stock subscriptions ........................................           --               532
Financing costs ..........................................................           --               106
                                                                                    -------         -------
      Net cash provided by financing activities ..........................          2,942             357
                                                                                    -------         -------
Effect of foreign exchange rates change on cash ..........................           (316)             97
                                                                                    -------         -------
(Decrease) increase in cash ..............................................         (1,174)            787
Cash, beginning of period ................................................          5,051             487
                                                                                    -------         -------
Cash, end of period ......................................................        $ 3,877         $ 1,274
                                                                                    =======         =======
Supplemental disclosure:
          Cash paid for interest .........................................        $    42         $   134
          Common stock issued for conversion of debt .....................          4,000             321



   See accompanying notes to the condensed consolidated financial statements.


                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Amounts in thousands except share data)

1.    BASIS OF PRESENTATION

      The condensed consolidated balance sheet as of March 31, 2001 and related condensed consolidated statements of operations, comprehensive income (loss), and cash flows for the three months ended March 31, 2001 and 2000 included herein have been prepared by FiberCore, Inc. (the "Company")in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items necessary for their fair presentation in conformity with U.S. generally accepted accounting principles.

      The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

2.    ACCOUNTING CHANGE

      Effective January 1, 2001, the Company adopted SFAS 133, as amended by SFAS 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. This adoption did not have a material effect on the Company's financial statements.

3.    INVENTORIES

      Inventories consist of the following:

                               March 31,         December 31,
                                 2001                2000
                              ---------          ------------
       Raw materials           $ 4,062            $ 4,418
       Work-in-progress          1,150                992
       Finished goods              868                783
                                ------              ------
                    Total      $ 6,080              6,193
                                ======              ======

4.    RESTRICTED CASH

      Restricted cash represents the German Mark (DM) 3,850 deposit with the Berliner Bank securing the loan from the Berliner Bank of DM 7,700. The deposit is reflected in the financial statements in the U.S. Dollar equivalent using the exchange rates in effect at the balance sheet date. The decrease of $119 in the balance sheet amount from December 31, 2000 to March 31, 2001 is the result of the exchange rate change. The change is accounted for as an unrealized foreign exchange loss in the statement of operations.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      This report includes "forward-looking statements" made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; ability to obtain required financing; loss of market share through competition; major equipment failure; currency fluctuations; ability to increase capacity; introduction of competing products by other companies; changes in industry capacity; dependence on limited manufacturing facilities; pressure on prices from competition or from purchasers of the Company's products; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation; and the loss of any significant customers. These forward looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


(Dollars in thousands)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      Sales for the three months ended March 31, 2001 increased by $12,773, or 370% over the same period in 2000. $11,386 of the increase is attributable to the acquisition of Xtal FiberCore, Brasil, S.A. ("Xtal") on June 1, 2000. Sales from FiberCore Jena GmbH, the Company's German subsidiary ("FCJ") increased by $1,387 or 40% over the comparable period in 2000. The revenue increase is primarily attributable to increases in the volume of product shipped to new and continuing customers as well as increases in product prices. High product demand and strong sales growth at both facilities is expected to continue throughout 2001.

      Gross profit was $6,591 or 41% of sales for the first quarter of 2001, compared to $732 or 21% of sales for the first quarter of 2000. Xtal accounted for $4,493 of the $5,859 increase; FCJ accounted for $2,100 in gross profit, an 87 % increase over the $732 reported for the comparable period in 2000. The increase in gross profit resulted from the acquisition of Xtal, increases in prices, quantities shipped and manufacturing process improvements. The Company anticipates that the gross margins will continue to improve as a result of higher production levels and continued efforts in the areas of cost reduction, process improvement and integration of technology between operations. However, there may be some variation from quarter to quarter as incremental costs are incurred in connection with the installation and start-up of new equipment.

      Selling, general and administrative costs increased $1,000 or 143% in the first quarter of 2001 compared to the first quarter of 2000. Xtal accounted for $732 of the increase. Selling, general and administrative expenses were 10% of sales for the first quarter of 2001, as compared to 20% for the same period in 2000. The decrease as a percentage of sales is attributable to the increased sales levels at FCJ and the acquisition of Xtal on June 1, 2000.

      Research and development costs increased $203 or 86% over the first quarter of 2000. Xtal accounted for $168 of the increase. The Company intends to continue its research and development to increase production efficiency, reduce manufacturing costs and develop new products. The Company believes that this investment will result in increased profitability through increased production efficiency and plans to double 2000 spending levels on research and development in 2001.

      Net foreign exchange gains were $40 in the first quarter of 2001 compared to a loss $86 for the same period in 2000. The net gain in 2001 is principally due to the fluctuations in the value of the Brazilian Real versus the Japanese Yen on raw material purchases and the weakening of German Deutsche Mark versus the U.S Dollar on the deposit with Berliner Bank.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had positive cash flow from operations of $1,113 in the first quarter of 2001, an increase of more than 233% compared to the cash flow from operations of $334 in the first quarter of 2000. This resulted from a profit for the period of $2,979 plus depreciation and amortization and other non-cash charges of $1,623 and changes in other working capital items. The improvement in cash from operations is the result of higher sales and gross profit.

      The Company invested $4,856 in new equipment during the first quarter of 2001.

      Notes payable increased by $1,940 in the first quarter of 2001 principally due to expansion of the Company's German and Brazilian subsidiaries. Proceeds from long-term debt of $1,000 were principally used for working capital. Long-term debt was reduced by $4,000 as the result of the conversion by Crescent International, Ltd. of such debt into 1,570,680 shares of Common Stock of the Company. The Company anticipates that the use of these credit lines will increase during the balance of 2001 as the Company increases capacity to meet anticipated increases in sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

(Dollars in thousands)

      The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company's two principal operating subsidiaries are located outside of the United States. FCJ is located in Germany and its functional currency is the EURO. Xtal is located in Brazil and its functional currency is the Brazilian Real.

      FOREIGN CURRENCY RISK. FCJ may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the Euro or the Deutsche Mark. At March 31, 2001,
FCJ had outstanding forward exchange contracts for the sale of U.S.
Dollars totaling $500, which mature at various dates in 2001. The weighted-average exchange rate in these contracts is $.9242594 per Euro. A 10% change in the exchange rate could result in a gain or loss on these contracts of approximately $46,000. At March 31, Xtal had no forward exchange contracts.

      At March 31, 2001, the Company had a long-term loan denominated in Deutsche Marks (DM) totaling DM 7,700,000. The principal of the loan is due at maturity in September of 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $23,000 for each of the years from 2001 through 2005, and by approximately $17,000 in 2006.

      Substantially all of the Company's sales are through FCJ and Xtal. Additionally, at March 31, 2001, 16%, 56% and 12% of the Company's assets are at FCJ, Xtal and the Company's Malaysian subsidiary, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

      INTEREST RATE RISK. At March 31, 2001, the Company had long-term loans with interest rates based on the prime rate or LIBOR, which is adjusted quarterly based on the prevailing market rates. A 10% change in the interest rate on this loan would have increased or decreased the first quarter 2001 interest expense by approximately $21,000.

                           PART II - OTHER INFORMATION

ITEMS 1 - 4.

      None

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               None.

         (b)   REPORTS ON FORM 8-K

                  o     Current Report on Form 8-K Report filed on January 10,
                        2001;

                  o Current Report on Form 8-K Report filed on February 2, 2001; and

                  o     Current Report on Form 8-K Report filed on March 27,
                        2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FiberCore, Inc.
                             --------------
                               (Registrant)


Date: May 11 , 2001          /s/ Mohd Aslami
                             ----------------------------------------------
                             Dr. Mohd A. Aslami
                             Chairman, President and Chief Executive Officer
                             (Duly Authorized Officer)





Date:  May 11 , 2001         /s/ S Philips
                             ----------------------------------------------
                             Steven Phillips
                             Chief Financial Officer and Treasurer
                                (Principal Financial Officer)