Form 10-Q
period 2001-06-30
FIBERCORE INC
filed 2001-08-14
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                               to________________

                         Commission file number: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                                       87-0445729
---------------------------------------------               -------------------
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

The number of shares of the Registrant's common stock outstanding as of July 31, 2001 was 59,817,138.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I      FINANCIAL INFORMATION...................................................     3

            ITEM 1.     FINANCIAL STATEMENTS........................................     3

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        AT JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000..........     3

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND
                        2000 (UNAUDITED)............................................     4

                        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                        INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED
                        JUNE 30, 2001 AND 2000 (UNAUDITED)..........................     5

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                        THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                        (UNAUDITED).................................................     6

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED).................................................     7

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............     9

            ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                        MARKET RISK.................................................    12

PART II     OTHER INFORMATION......................................................     13

            ITEM 1.     LEGAL PROCEEDINGS...........................................    13
            ITEM 2.     CHANGES IN SECURITIES.......................................    13
            ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.............................    13
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    13
            ITEM 5.     OTHER INFORMATION...........................................    13
            ITEM 6.     EXHIBITS & REPORTS ON FORM 8-K..............................    13


SIGNATURES..........................................................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

                                                                            June 30,        December 31,
                                                                              2001              2000
                                                                          ------------      ------------
                                                                           (Unaudited)
                                     ASSETS
Current assets:
      Cash ..........................................................     $      3,662      $      5,051
      Accounts receivable - net .....................................           13,747             8,332
      Other receivables .............................................            2,367               707
      Inventories ...................................................            6,801             6,193
      Prepaid and other current assets ..............................            1,367               466
                                                                          ------------      ------------
            Total current assets ....................................           27,944            20,749
                                                                          ------------      ------------

Property and equipment - net ........................................           32,334            21,421
                                                                          ------------      ------------

Other assets:
      Notes Receivable from joint venture partner ...................            4,948             4,949
      Restricted cash ...............................................            1,668             1,849
      Patents - net .................................................            3,960             4,171
      Investment in joint venture ...................................              925               925
      Deferred tax asset ............................................              215               722
      Goodwill, net .................................................            9,840            11,336
      Other .........................................................            1,788             1,331
                                                                          ------------      ------------
            Total other assets ......................................           23,344            25,283
                                                                          ------------      ------------
            Total assets ............................................     $     83,622      $     67,453
                                                                          ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable .................................................     $      7,081      $      2,253
      Accounts payable ..............................................            8,710             8,621
      Accrued expenses ..............................................            6,432             4,892
      Advance payments from customers ...............................               --             2,936
                                                                          ------------      ------------
            Total current liabilities ...............................           22,223            18,702
                                                                          ------------      ------------
Deferred income .....................................................               47                --
Long-term debt ......................................................           15,944             9,849
                                                                          ------------      ------------
            Total liabilities .......................................           38,214            28,551
                                                                          ------------      ------------
Minority interest ...................................................            5,249             4,750
                                                                          ------------      ------------
Stockholders' equity:
      Preferred stock, $.001 par value, authorized 10,000,000 shares;
        of which 1 share of Series A ($.001 par value) is issued and
        outstanding .................................................               --                --
      Common stock, $.001 par value, authorized 100,000,000 shares;
        issued and outstanding: 59,717,286 at June 30, 2001
        and 57,667,790 at December 31, 2000 .........................               59                58
      Additional paid-in-capital ....................................           61,064            56,219
      Accumulated deficit ...........................................          (13,865)          (19,893)
      Accumulated other comprehensive (loss):
      Accumulated translation adjustment ............................           (7,099)           (2,232)
                                                                          ------------      ------------
            Total stockholders' equity ..............................           40,159            34,152
                                                                          ------------      ------------
      Total liabilities and stockholders' equity ....................     $     83,622      $     67,453
                                                                          ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                            June 30,
                                                             ------------------------------      ------------------------------
                                                                 2001              2000              2001              2000
                                                             ------------      ------------      ------------      ------------
Net sales ..............................................     $     18,066      $      6,413      $     34,292      $      9,866
Cost of sales ..........................................           10,836             4,723            20,471             7,444
                                                             ------------      ------------      ------------      ------------

      Gross profit .....................................            7,230             1,690            13,821             2,422

Operating expenses:
  Selling, general and administrative expenses .........            2,037               976             3,734             1,673
  Research and development .............................              581               193             1,021               430
                                                             ------------      ------------      ------------      ------------

      Income from operations ...........................            4,612               521             9,066               319

Interest income ........................................               37                 9               133                81
Interest expense .......................................             (518)           (5,598)             (798)           (5,824)
Foreign exchange income (loss) - net ...................             (250)               52              (210)              (34)
Other income - net .....................................              321                57               130                61
                                                             ------------      ------------      ------------      ------------
Income  (loss) before income taxes and minority interest            4,202            (4,959)            8,321            (5,397)
Provision for income taxes .............................             (937)             (337)           (1,794)             (395)
                                                             ------------      ------------      ------------      ------------

Income (loss) before minority interest .................            3,265            (5,296)            6,527            (5,792)

Minority interest in income of subsidiary ..............             (216)              (37)             (499)              (37)
                                                             ------------      ------------      ------------      ------------


             Net income (loss) .........................     $      3,049      $     (5,333)     $      6,028      $     (5,829)
                                                             ============      ============      ============      ============

Income (loss) per share of common stock:
Basic ..................................................     $        .05      $      (0.11)     $        .10      $      (0.13)
Diluted ................................................              .05             (0.11)              .09             (0.13)

Weighted average shares outstanding:
Basic ..................................................       59,565,539        46,458,419        59,263,000        44,176,241
Diluted ................................................       65,533,406        46,458,419        65,230,867        44,176,241

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(Dollars in thousands )

                                                             Three Months Ended                   Six Months Ended
                                                                   June 30,                            June 30,
                                                        ------------------------------      ------------------------------
                                                            2001              2000              2001              2000
                                                        ------------      ------------      ------------      ------------
Net income (loss) .................................     $      3,049      $     (5,333)     $      6,028      $     (5,829)

Other comprehensive income (loss):
  Foreign currency translation adjustment .........           (1,480)              144            (4,867)              (46)
                                                        ------------      ------------      ------------      ------------


Comprehensive income (loss) .......................     $      1,569      $     (5,189)     $      1,161      $     (5,875)
                                                        ============      ============      ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                         ------------------------------
                                                                                             2001              2000
                                                                                         ------------      ------------
Cash flows from operating activities:
  Net income (loss) ................................................................     $      6,028      $     (5,829)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization ....................................................            1,552             1,186
  Non-cash interest expense ........................................................               --             5,317
  Deferred income tax provision ....................................................              441               227
  Foreign currency translation loss and other ......................................             (303)              (11)
  Increase in minority interest ....................................................              499                37

Changes in assets and liabilities, excluding acquisition:
  Accounts receivable ..............................................................           (4,781)             (608)
  Other receivables ................................................................           (1,720)               --
  Inventories ......................................................................           (1,276)              346
  Prepaid and other current assets .................................................           (1,031)               99
  Accounts payable .................................................................            1,090               166
  Accrued Expenses .................................................................             (336)              666
                                                                                         ------------      ------------
     Net cash provided from operating activities ...................................              163             1,596
                                                                                         ------------      ------------

Cash flows from investing activities:
  Purchase of property and equipment ...............................................          (15,744)             (931)
  Reimbursement from government grant ..............................................                5               168
  Cash used for acquisition ........................................................             (250)          (10,067)
  Cash acquired from acquisition ...................................................               27               196
  Other ............................................................................             (274)              (36)
                                                                                         ------------      ------------
     Net cash used in investing activities .........................................          (16,236)          (10,670)
                                                                                         ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...........................................               29             5,773
  Proceeds from long-term debt .....................................................           11,627             4,177
  Proceeds from notes payable ......................................................            4,871             2,408
  Repayment of long-term debt ......................................................              (82)               --
  Repayment of notes payable .......................................................           (1,003)             (904)
  Financing costs ..................................................................             (276)               --
                                                                                         ------------      ------------
     Net cash provided by financing activities .....................................           15,166            11,454
                                                                                         ------------      ------------
Effect of foreign exchange rates change on cash ....................................             (482)               83
                                                                                         ------------      ------------
Increase (decrease) in cash ........................................................           (1,389)            2,463
Cash, beginning of period ..........................................................            5,051               487
                                                                                         ------------      ------------
Cash, end of period ................................................................     $      3,662      $      2,950
                                                                                         ============      ============
Supplemental disclosure:
   Common stock issued for conversion of debt ......................................     $      4,000      $      8,079
   Cash paid for interest ..........................................................     $        658      $        117
   Cash paid for taxes .............................................................     $        396      $         --

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share data)

1)    BASIS OF PRESENTATION

      The condensed consolidated balance sheet as of June 30, 2001 and the related condensed consolidated statements of operations and comprehensive income
(loss) for the three and six-month periods and statements of cash flows for the six-month periods ended June 30, 2001 and 2000 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

      The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Report on Form 10-K.

      Certain amounts in the prior year have been reclassified to conform to the current period presentation.

2)    ACQUISITION OF DATA COMMUNICATIONS, INC.

      On June 1, 2001, the Company acquired Data Communications, Inc., ("DCI"), a privately held company located in Hyannis, MA and merged it into Automated Light Technologies ("ALT") a wholly owned subsidiary of the Company. The Company believes that the merger will enhance the breadth of the Company's technical capabilities used in support of bringing optical fiber closer to the end-user.

      DCI designs, installs and maintains low cost fiber optic networks primarily in the northeastern United States for local area network applications, such as those used in hospitals, universities, government and commercial buildings. When combined with ALT's current product line, which includes early warning detection systems that monitor and identify faults in fiber optic cables, cable protection devices and electro-optical talk sets, ALT will have a proprietary base of technologies to help bring fiber to the end-user.

      The purchase price of DCI of $856 was comprised of shares of the Company's Common Stock and cash. Additionally 50,534 shares are issuable on June 1, 2002, and 50,534 shares are issuable on June 1, 2003, in each case upon the satisfaction of certain contingencies. Pro-forma information regarding the DCI acquisition is not material.

      The cost of the acquisition, excluding contingently issuable shares, at June 1, 2001, exceeded the preliminary estimated fair value of the net assets acquired by approximately $474.

3)    INVENTORIES

      Inventories consist of the following:

                                         June 30, 2001       December 31, 2000
                                         -------------       -----------------


      Raw material                        $     4,653           $     4,418
      Work-in-progress                            845                   992
      Finished goods                            1,303                   783
                                          -----------           -----------
                        Total             $     6,801           $     6,193
                                          ===========           ===========

4)    RESTRICTED CASH

      Restricted cash represents the German Mark (DM) 3,850 deposit with the Sparkasse Bank, Jena securing the loan from the Sparkasse Bank, Jena of DM 7,700. The deposit is reflected in the financial statements in the U.S. Dollar equivalent using the exchange rates in effect at the balance sheet date. The decrease of $181 in the balance sheet amount from December 31, 2000 to June 30, 2001 is the result of the exchange rate change. The change is accounted for as an unrealized foreign exchange loss in the statement of operations.

5)    FINANCING ACTIVITIES

      Notes payable at June 30, 2001 included:

           i) $4,716 in short-term notes payable at Xtal for purchase of raw materials and general working capital.

           ii) $1,114 representing the current portion of a 3-year capital lease with B.V Leasing S.A. in Brazil.

      Long-term debt at June 30, 2001 included:

           i) $6,409 related to the Fleet Bank line of credit under a 5-year revolving loan agreement dated December 26, 2000 used for the expansion in Brazil and Germany and for general working capital purposes. $5,409 was borrowed during the first six months of 2001.

           ii) $2,809 representing the long-term portion of a new 3-year capital lease with B.V. Leasing S.A. in Brazil for equipment at Xtal.

           iii) $3,937 due to Sparkasse Bank, Jena in Germany under a $25,000 financing agreement with several banks in Germany for construction of new manufacturing facilities and purchase of equipment at FCJ.

6)    NEW ACCOUNTING PRONOUNCEMENTS

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

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $266.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

FORWARD-LOOKING STATEMENTS

      This report includes "forward-looking statements" made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; ability to obtain required financing; loss of market share through competition; major equipment failure; currency fluctuations; ability to increase capacity; introduction of competing products by other companies; changes in industry capacity; dependence on limited manufacturing facilities; pressure on prices from competition or from purchasers of the Company's products; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation; and the loss of any significant customers. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

      The results for the three and six-month periods include the operations of DCI, which was recently merged into ALT from June 1, 2001, the date of the merger, and the results of Xtal FiberCore Brasil S.A. ("Xtal") acquired June 1, 2000.

      Sales for the three and six month periods ended June 30, 2001 were $18,066 and $34,292, respectively, compared to sales of $6,413 and $9,866 for the same periods in 2000. This represents an increase of $11,653 or 182% for the three months and $24,426 or 248% for the six months ended June 30, 2001 compared to the same periods in 2000. FiberCore Brasil ("Xtal") accounted for $9,651 of the sales increase in the second quarter of 2001. For the six months ended June 30, 2001, sales attributable to Xtal were $23,631. Sales for Xtal for the second quarter and first six months of 2000 were $7,316 and $14,111, respectively, of which $2,594 were included in the Company's sales for both periods in the prior year. The Company's German subsidiary, FiberCore Jena, GmbH ("FCJ") increased by $1,812 or 47% for the three months ended June 30, 2001 compared to the same period in 2000 and $3,199 or 44% for the six-month period as compared to the same period in 2000, primarily due to increases in volume shipped to continuing customers and increases in the prices of the Company's products.

      Gross profit was $7,230 (40% of sales) and $13,821 (40% of sales) for the three and six-month periods ended June 30, 2001, respectively, compared to $1,690 (26% of sales) and $2,422 (25% of sales) for the same periods in 2000. Gross profit increased by $5,540 or 328% for the three-month period and $11,399 or 471% for six months in 2001 as compared to the prior year. Xtal accounted for $4,064 of the increase for the quarter and $8,557 of the increase for six months in 2001 as compared to the prior year, which included $693 of gross profit for June of 2000. Gross profit at FCJ increased by $1,414 or 72% for the three-month period and $2,783 or 61% for the first half of 2001 as compared to the prior year. The improvement in the gross profit margin has resulted from higher production volumes, cost reductions, process improvements at both FCJ and Xtal, and price increases. The Company anticipates that the gross margins will continue to improve over time as a result of higher production levels and continued efforts in the areas of cost reductions, process improvements and integration of technology between operations. However, there may be some variation from quarter to quarter as (i) incremental costs are incurred in connection with the installation and start-up of new equipment, and (ii) pricing variation due to scheduled market pricing adjustments made on a quarterly basis in accordance with the terms of existing contracts.

      Selling, general and administrative costs increased $1,061 or 109%, and $2,061 or 123% for the three and six-month periods ended June 30, 2001, respectively, compared to the same periods in 2000. Xtal accounted for $664 of the increase for the three-month period, including amortization of goodwill of $47 and $1,396 of the increase for six months, including amortization of goodwill of $264. The Company had increases in legal and accounting fees and increases in personnel, travel and trade show expenses.

      Research and development costs increased $388 or 201% and $591 or 137% for the three and six-month periods ended June 30, 2001. Xtal accounted for $208 of the increase for the three-month period and $376 for the six-month period, respectively, as compared to the prior year. The Company intends to continue its research and development to increase production efficiency, reduce manufacturing costs and develop new products. The Company believes this investment will result in increased profitability through increased production efficiency and plans to more than double 2000 spending levels on research and development in 2001.

      Interest expense decreased by $5,080 and $5,026 for the three and six-month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The decrease is primarily due to the $5,317 non-cash interest charge recorded in connection with the deemed beneficial conversion feature of the $6,000 note issued to Crescent International Ltd. in June, 2000, with the offset recorded as an increase in paid-in-capital. The charge had no effect on the net equity of the Company. The borrowings during the first six months of 2001 were principally related to expansion of facilities in Germany and Brazil and general working capital uses at all locations. Excluding the non-cash interest expense, interest expense increased by $237 and $291 for the three and six-month periods respectively, as compared to the prior year.

      The Company had foreign exchange losses of $250 and $210 for the three and six-month periods ended June 30, 2001, respectively, compared to a gain of $52 in the second quarter of 2000 and a loss of $34 for the first six months of 2000. Such losses in the second quarter are principally due to the impact of the fluctuations in the value of the Brazilian Real versus the Japanese Yen on raw material purchases and the weakening of the German Deutsche Mark versus the U.S. Dollar on a deposit with Sparkasse Bank, Jena in Germany.

      The Company recorded a tax provision related to the Company's foreign subsidiaries of $937 and $1,794 for the three and six-month periods ended June 30, 2001, respectively. The Company's tax provision for the same periods in 2000 were $395 and $337 for the three and six-month periods, respectively. The principal reasons for the increase in income taxes was the fact that the three and six-month periods of 2001 included profitable results of Xtal whose tax provisions were $616 and $962, respectively. The tax provision for Xtal for June of 2000 was $157. The balance of the tax provisions for the three-month and six-month periods of $321 and $512 were attributable to FCJ.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated positive cash flow from operations of $163 for the first six months of 2001, a decrease of $1,433 compared to the cash flow from operations of $1,596 in the first six months of 2000. This resulted from the earnings for the period of $6,028 plus depreciation and amortization of $1,552, increase in minority interest of $499 and other non-cash charges of $(303), reduced by an increase in accounts receivable of $4,781, increase in other receivables of $1,720, increase in inventories of $1,276 and a net increase of other working capital items of $277.

      The increase in accounts receivable of $4,781 was primarily due to increased sales levels at Xtal and FCJ as well as a $1,516 receivable from a customer of FiberCore Machinery, which was paid in July. The increase in other receivables of $1,720 is principally related to receivables from the German government for refund of VAT taxes. Inventories increased at June 30, 2001 by $1,276 as a result of a timing difference between production and shipments of product and higher production volumes. The Company expects that accounts receivable and inventory will decline during the third quarter.

      After the end of the quarter, one of the Company's larger South American customers breached its contract with the Company in the amount of $5,300. This was a combination of past due receivables and a missed advance payment. The Company is currently working with this customer on a repayment plan and additional contract terms to prevent similar future issues. Based on recent conversations, the Company expects to amicably resolve this situation shortly. This is currently affecting cash flow in Brazil and, if not resolved, will impact the Company's ability to simultaneously fund expansion and ongoing operations. In addition to ongoing discussions with the customer, the Company is developing alternative solutions to address the short-term cash flow needs of Xtal.

      The Company invested $15,744 in new equipment during the first six months of 2001. Cash paid in connection with the DCI acquisition was $250, while cash acquired with the DCI acquisition was $27.

      The Company received proceeds of long-term debt and a long-term capital lease of $11,627 during the first six months. These funds were used for the purchase of equipment at the Company's German and Brazilian locations to fund the expansion of these locations and for general working capital. Long-term debt was reduced by $4,000 as a result of the conversion by Crescent International, Ltd. of such debt into 1,570,680 shares of Common Stock of the Company. Additionally, there were principal payments on long-term debt during the first six months of $82. Proceeds of short-term notes payable amounted to $4,871 during the first six months of 2001. These notes were used for short-term working capital purposes in Brazil. Short-term notes for Xtal amounting to $1,003 were paid during the first six months of 2001.

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $266.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

      (Amounts in thousands)

      The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company has two principal operating subsidiaries, FCJ, which is located in Germany and Xtal, which is located in Campinas, Brazil. FCJ's functional currency is the EURO and Xtal's functional currency is the Real.

      FOREIGN CURRENCY RISK. FCJ and Xtal may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the EURO and Real. At June 30, 2001, FCJ had outstanding forward exchange contracts for the sale of U.S. Dollars totaling $300 which mature at various dates in 2001. The weighted-average exchange rate in these contracts is $.849669 per Euro. A 10% change in the exchange rate could result in a gain or loss on these contracts of approximately $26. At June 30, 2001, Xtal had no outstanding forward exchange contracts.

      At June 30, 2001, the Company had a long-term loan denominated in Deutsche Marks (DM) totaling DM7,700. The principal of the loan is due at maturity in September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $21 for each of the years 2001 through 2005, and $16 in 2006.

      Substantially all of the Company's sales are through FCJ and Xtal. Additionally, at June 30, 2001, 56%, 16% and 12% of the Company's assets are at Xtal, FCJ, and the Company's Malaysian subsidiary, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

      INTEREST RATE RISK. At June 30, 2001, the Company had short and long-term loans with interest rates based on the prime rate and LIBOR, which are adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on these loans would have increased or decreased the first six months of 2001 interest expense by approximately $14.

                           PART II - OTHER INFORMATION


ITEMS 1 - 4

            None

ITEM 5.     OTHER INFORMATION

            On July 23, 2001, the Company promoted Robert P. Lobban to the position of Vice President, Chief Financial Officer. Steven Phillips, the interim Chief Financial Officer since August 2000 and a Director of the Company since May 1995, resigned from the position and has resumed his role as a consultant to the Company. Mr. Lobban, age 47, joined the Company early in 2001 as a consultant, focusing on the new FiberCore Quarz operation in Germany and was appointed to the position of Vice President of Finance in April of 2001. In addition to his position as Chief Financial Officer, Mr. Lobban will also serve as Managing Director of FiberCore Quarz GmbH, a subsidiary of the Company located in Jena, Germany.

            Prior to working with the Company, Mr. Lobban was the Chief Financial Officer of a publicly held, Phoenix, Arizona based manufacturing company. Mr. Lobban has 25 years of experience as a senior financial executive, including nine years as a management consultant to several Fortune 500 companies. Mr. Lobban holds a Bachelor of Science in Industrial Engineering from Northeastern University and a Masters in Business Administration from the Harvard Graduate School of Business.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits - none

            (b)   Reports on Form 8-K
                        Current report on Form 8-K Report filed on May 7, 2001 Current report on Form 8-K Report filed on June 8, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FiberCore, Inc.
                                --------------
                                 (Registrant)


Date:  August 14, 2001          /s/ Mohd Aslami
                                -----------------------------------------------
                                Dr. Mohd A. Aslami
                                Chairman, President and Chief Executive Officer
                                   (Duly Authorized Officer)





Date:  August 14, 2001          /s/ Robert P. Lobban
                                -----------------------------------------------
                                Robert P. Lobban
                                Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)