Form 10-Q
period 2001-09-30
FIBERCORE INC
filed 2001-11-14
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended: September 30, 2001


                                       OR


          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to________________


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

The number of shares of the Registrant's common stock outstanding as of November 14, 2001 was 61,303,571.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I      FINANCIAL INFORMATION..............................................3
            ITEM 1.     FINANCIAL STATEMENTS...................................3
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        AT SEPTEMBER 30, 2001 (UNAUDITED) AND
                        DECEMBER 31, 2000......................................3

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                        AND 2000 (UNAUDITED)...................................4

                        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                         (UNAUDITED)...........................................5

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                        THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                        (UNAUDITED)............................................6

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)............................................7

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........10

            ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK..................................................13

PART II     OTHER INFORMATION.................................................15
            ITEM 1.     LEGAL PROCEEDINGS.....................................15
            ITEM 2.     CHANGES IN SECURITIES.................................15
            ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.......................15
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...15
            ITEM 5.     OTHER INFORMATION.....................................15
            ITEM 6.     EXHIBITS & REPORTS ON FORM 8-K........................15

SIGNATURES....................................................................16

EXHIBIT INDEX.................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)                 September     December
                                                          30, 2001     31, 2000
                                                        ----------     ---------
                                                        (Unaudited)
                                       ASSETS
Current assets:
      Cash ...............................................  $  7,451   $  5,051
      Accounts receivable, net ...........................     7,553      8,332
      Other receivables ..................................     1,876        707
      Inventories ........................................    10,890      6,193
      Prepaid and other current assets ...................     1,922        466
                                                             -------    -------
            Total current assets .........................    29,692     20,749
                                                             -------    -------
Property and equipment, net ..............................    37,165     21,421
                                                             -------    -------

Other assets:

      Notes receivable from joint venture partner ........     4,948      4,949
      Restricted cash ....................................     1,791      1,849
      Patents, net .......................................     3,914      4,171
      Investment in joint venture ........................       925        925
      Deferred tax asset .................................       186        722
      Goodwill, net ......................................     8,507     11,336
      Other ..............................................     1,663      1,331
                                                             -------    -------
            Total other assets ...........................    21,934     25,283
                                                             -------    -------
            Total assets .................................  $ 88,791   $ 67,453
                                                             =======    =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current portion of long-term
        debt .............................................  $  8,676   $  2,253
      Accounts payable ...................................    10,308      8,621
      Accrued expenses ...................................     5,437      4,892
      Advance payments from customers ....................        --      2,936
                                                             -------    -------
            Total current liabilities ....................    24,421     18,702
                                                             -------    -------
Deferred income ..........................................        47         --
Long-term debt ...........................................    20,069      9,849
                                                             -------    -------
            Total liabilities ............................    44,537     28,551
                                                             -------    -------
Minority interest ........................................     4,966      4,750
                                                             -------    -------
Stockholders' equity:
      Preferred stock, $.001 par value, authorized
        10,000,000 shares; of which 1 share of Series
        A ($.001 par value) is issued and outstanding ....        --         --
      Common stock, $.001 par value, authorized
        100,000,000 shares; issued and outstanding:
        60,856,904 at September 30, 2001 and
        57,667,790 at December 31, 2000 ..................        61         58
      Additional paid-in-capital .........................    63,912     56,219
      Accumulated deficit ................................   (16,105)   (19,893)
      Accumulated other comprehensive (loss):
      Accumulated translation adjustment .................    (8,580)    (2,232)
                                                             -------    -------
            Total stockholders' equity ...................    39,288     34,152
                                                             -------    -------
      Total liabilities and stockholders' equity .........  $ 88,791   $ 67,453
                                                             =======    =======


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Dollars in thousands except share              Three Months Ended             Nine Months Ended
  data)                                            September 30,                 September 30,
                                                -------------------          ----------------------
                                                2001           2000          2001              2000
                                                ----           ----          ----              ----

Net sales ............................    $     8,823     $    13,188      $   43,116      $   23,054
Cost of sales ........................          5,734           9,329          25,980          16,773
                                                -----          ------          ------          ------
      Gross profit ...................          3,089           3,859          17,136           6,281
Operating expenses:
   Selling, general and
     administrative expenses .........          2,253           1,665           6,212           3,338

   Research and development ..........            502             233           1,524             663
                                                -----          ------          ------          ------
      Income from operations .........            334           1,961           9,400           2,280

Interest income ......................             65             128             198             209
Interest expense .....................         (1,008)           (709)         (1,807)         (6,533)
Foreign exchange income (loss) - net .         (1,617)             16          (1,827)            (18)
Other income - net ...................             10              37             143              98
                                                -----          ------          ------          ------
Income (loss) before income taxes and
  minority interest ..................         (2,216)          1,433           6,107          (3,964)
Provision for income taxes ...........           (308)           (507)         (2,103)           (902)
                                                -----          ------          ------          ------
Income (loss) before minority interest         (2,524)            926           4,004          (4,866)

Minority interest in (income) loss of
  subsidiary .........................            283             (90)           (216)           (127)
                                                -----          ------          ------          ------
      Net income (loss) ..............    $    (2,241)    $       836      $    3,788      $   (4,993)
                                                =====          ======          ======          ======

Income (loss)  per share of common
  stock

Basic ................................    $     (0.04)    $      0.02      $     0.06      $    (0.11)

Diluted ..............................          (0.04)           0.01            0.06           (0.11)

Weighted average shares outstanding:

Basic ................................     60,205,880      52,803,670      59,636,649      47,073,042
Diluted ..............................     60,205,880      59,482,582      65,633,372      47,073,042

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


(Dollars in thousands )                      Three Months        Nine Months Ended
                                           Ended September 30       September 30,
                                           ------------------       ------------
                                            2001      2000        2001      2000
                                            ----      ----        ----      ----

Net income (loss) ................       $(2,241)    $ 836    $ 3,788   $(4,993)

Other comprehensive income (loss):

  Foreign currency translation
  adjustment .....................        (1,481)     (699)    (6,348)     (745)
                                         -------     -------   -------  --------


Comprehensive income (loss) ......       $(3,722)    $ 137    $(2,560)  $(5,738)
                                         =======     =======  =======   ========







   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Dollars in thousands)                                    Nine Months Ended
                                                             September 30,
                                                             ------------

                                                                2001       2000
Cash flows from operating activities:
   Net income (loss) .....................................  $  3,788   $ (4,993)
Adjustments to reconcile net income (loss)
 to net cash provided from operating
  activities:
   Depreciation and amortization .........................     2,632      1,943
   Non-cash interest expense .............................        --      5,405
   Deferred income tax provision .........................       536        234
   Foreign currency translation loss and other ...........     1,503        127

Changes in assets and liabilities, excluding acquisitions:
   Accounts receivable ...................................      (710)    (2,086)
   Other receivables .....................................    (1,184)        --
   Inventories ...........................................    (5,579)       187
   Prepaid and other current assets ......................    (1,521)       450
   Accounts payable ......................................     3,238      1,028
   Accrued expenses ......................................    (1,028)     1,233
                                                             -------    --------
      Net cash provided from operating activities ........     1,675      3,528
                                                             -------    --------
Cash flows from investing activities:
   Purchase of property and equipment ....................   (19,178)    (2,882)
   Reimbursement from government grant ...................     1,383        155
   Cash used for acquisition .............................      (295)   (10,460)
   Cash acquired from acquisition ........................        27        196
   Other .................................................      (466)      (958)
                                                             -------    --------
      Net cash used in investing activities ..............   (18,529)   (13,949)
                                                             -------    --------

Cash flows from financing activities:
 Proceeds from issuance of common
   stock .................................................     2,874     17,671
   Proceeds from long-term debt ..........................    11,300      7,500
   Proceeds from notes payable ...........................     7,079        300
   Repayment of long-term debt ...........................      (435)    (2,904)
   Repayment of notes payable ............................      (926)    (9,300)
   Financing costs .......................................      (178)        --
                                                             -------    --------
      Net cash provided by financing activities ..........    19,714     13,267
                                                             -------    --------
Effect of foreign exchange rate changes on cash ..........      (460)        45
                                                             -------    --------
Increase in cash .........................................     2,400      2,891
Cash, beginning of period ................................     5,051        487
                                                             -------    --------
Cash, end of period ......................................   $ 7,451    $ 3,378
                                                             =======    ========
Supplemental disclosure:
   Common stock issued for conversion of debt ............   $ 4,000    $ 6,079
   Property acquired under capital leases ................     3,471         --
   Cash paid for interest ................................     1,683        448
   Cash paid for taxes ...................................       872         50


   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share data)

1)    BASIS OF PRESENTATION

      The condensed consolidated balance sheet as of September 30, 2001 and the related condensed consolidated statements of operations and comprehensive income
(loss) for the three and nine-month periods and statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items.

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

2)    ACQUISITION OF DATA COMMUNICATIONS, INC.

      On June 1, 2001, the Company acquired Data Communications, Inc., ("DCI"), a privately held company located in Hyannis, MA and merged it into Automated Light Technologies ("ALT") a wholly owned subsidiary of the Company. The merged company has been renamed DCI FiberCore, Inc. The Company believes that the merger will enhance the breadth of the Company's technical capabilities used in support of bringing optical fiber closer to the end-user.

      DCI designs, installs and maintains low cost fiber optic networks primarily in the northeastern United States for local area network applications, such as those used in hospitals, universities, government and commercial buildings. When combined with ALT's current product line, which includes early warning detection systems that monitor and identify faults in fiber optic cables, cable protection devices and electro-optical talk sets, DCI FiberCore, Inc. will have a proprietary base of technologies to help bring fiber to the end-user.

      The purchase price of DCI of $856 was comprised of shares of the Company's Common Stock and cash. Additionally, 50,534 shares of Common Stock are issuable on June 1, 2002, and 50,534 shares of Common Stock are issuable on June 1, 2003, in each case upon the satisfaction of certain contingencies. Pro-forma information regarding the DCI acquisition is not material.

      The cost of the acquisition, excluding contingently issuable shares, at June 1, 2001, exceeded the preliminary estimated fair value of the net assets acquired by approximately $519.

3)    INVENTORIES

Inventories consist of the following:

                                     September 30, 2001       December 31, 2000
                                     ------------------       -----------------
Raw material                              $  4,422                 $ 4,418
Work-in-progress                             1,188                     992
Finished goods                               5,280                     783
                                          --------                 -------
                  Total                   $ 10,890                 $ 6,193
                                          ========                 =======

4)    RESTRICTED CASH

      Restricted cash represents the German Mark (DM) 3,850 deposit with the Sparkasse Bank, Jena securing the loan from the Sparkasse Bank, Jena of DM 7,700. The deposit is reflected in the financial statements in the U.S. Dollar equivalent using the exchange rates in effect at the balance sheet date. The decrease of $58 in the balance sheet amount from December 31, 2000 to September 30, 2001 is the result of the exchange rate change. The change is accounted for as an unrealized foreign exchange loss in the statement of operations.


5)    FINANCING ACTIVITIES DURING 2001

      Notes payable at September 30, 2001 included:

          i) $5,738 in short-term notes payable at Xtal for purchase of raw materials and general working capital.

          ii) $1,011 representing the current portion of a 3-year capital lease with B.V. Leasing S.A. in Brazil


      Long-term debt at September 30, 2001 included:

          i) $9,409 related to the Fleet Bank line of credit under a 5-year revolving loan agreement dated December 26, 2000 used for the expansions in Brazil and Germany and for general working capital purposes. $7,259 was borrowed during the first nine months of 2001.

          ii) $2,162 represented the long-term portion of a new 3-year capital lease with B.V. Leasing S.A. in Brazil for equipment at Xtal.

          iii) $3,582 due to Sparkasse Bank, Jena in Germany under a $25,000 financing agreement with several banks in Germany for construction of new manufacturing facilities and purchase of equipment at FCJ.

          iv) $298 due to AVV Leasing in Germany under a 5-year capital lease for the purchase of the building for FiberCore Machinery.

          v) $977 due to Sparkasse Bank in Jena, Germany under a 10-year loan for the purchase of land and building for FiberCore Quarz (FCQ).

      Equity financing:

          i) On August 20, 2001, the Company replaced its existing equity line of credit with Crescent International Ltd. ("Crescent") which had an availability of $19,000 with a new equity line with Crescent providing for the same availability. The new agreement extends the period during which Crescent can be obligated to purchase the Company's common stock and contains several positive features, including a pricing mechanism more advantageous to the Company. The Company received net proceeds of $2,874 upon the sale of common stock to Crescent on August 22, 2001 pursuant to the new agreement, and net proceeds of $977 upon an additional sale on October 26, 2001. The proceeds from the foregoing sales to Crescent will be used to fund capacity expansion and for other corporate purposes.

6)    DISPUTE WITH CUSTOMER


      During the third quarter, one of the Company's larger South American customers breached its contract with the Company. This breach consisted of missed payments of $2,800 for accounts receivable and the subsequent suspension of shipments starting in July. The cumulative effect of this breach, together with a lower demand from other customers, was a negative impact on cash flow during the quarter for Xtal. As a result of this situation, the Company had an increase in inventory levels and therefore reduced production levels at the Brazilian facility later in the quarter. The Company also increased its short-term borrowings during the quarter to compensate for the reduced cash flow from operations during the period. The Company has since reached a resolution with this customer subsequent to the end of the third quarter, with all of the outstanding receivables scheduled to be paid during the fourth quarter and shipments to resume to the customer by year-end. As of November 13, 2001, the first two scheduled payments amounting to approximately $1,570 U. S. dollars have been received. As a result of the softening in the South American market, the Company has also temporarily slowed its capacity expansion at Xtal.

7)    NEW ACCOUNTING PRONOUNCEMENTS

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

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $397.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

      The results for the three and nine-month periods include the operations of DCI, which was recently merged into ALT from June 1, 2001, the date of the merger, and the results of Xtal FiberCore Brasil S.A. ("Xtal") acquired June 1, 2000.

      Sales for the three and nine-month periods ended September, 30, 2001 were $8,823 and $43,116, respectively, compared to sales of $13,188 and $23,054 for the same periods in 2000. This represents a decrease of $4,365 or 33% for the three months and an increase of $20,062 or 87% for the nine months ended September 30, 2001 compared to the same periods in 2000. The decrease for the three months ended September 30, 2001 was attributable to FiberCore Brasil ("Xtal") whose sales decreased by $6,268, compared to the same period in 2000. The decrease was due to the loss of sales to a major customer who was in breach of contract during the third quarter (see Note 6 for a more detailed discussion) as well as a major softening in demand in the South American market during the period. The Company expects sales levels to rebound at Xtal in the fourth quarter due to an increase in export sales. For the nine months ended September 30, 2001, sales attributable to Xtal were $26,577. Sales for Xtal for the third quarter and first nine months of 2000 were $9,214 and $23,325, respectively. Because Xtal was acquired June 1, 2000, only $11,808 was included in the Company's sales for the nine months ended September 30, 2000. Sales for the Company's German subsidiary, FiberCore Jena, GmbH ("FCJ") increased by $1,444 or 36% for the three months ended September 30, 2001 compared to the same period in 2000 and $4,643 or 41% for the nine-month period as compared to the same period in 2000, primarily due to increases in volume shipped to new and continuing customers.

      Gross profit was $3,089 (35% of sales) and $17,136 (40% of sales) for the three and nine-month periods ended September 30, 2001, respectively, compared to $3,859 (29% of sales) and $6,281 (27% of sales) for the same periods in 2000. Gross profit decreased by $770 or 20% for the three-month period and increased $10,855 or 173% for nine months in 2001 as compared to the prior year. The gross profit for Xtal decreased $1,462 for the quarter as a result of the lower shipment levels. For nine months in 2001 the gross profit for Xtal increased by $7,095 as compared to the prior year, which included $3,064 of gross profit for the period June through September of 2000. Gross profit at FCJ increased by $332 or 23% for the three-month period and $3,114 or 98% for the nine months of 2001 as compared to the prior year. The increase in gross profit for nine months was attributable to higher production volumes, cost reductions and process improvements at FCJ for both the three and nine-month periods and for Xtal for the first six months of 2001. Gross margins declined in the third quarter as a result of pricing pressures due to the slowdown in the overall fiber market. The sudden and unprecedented change in demand in the market is driving singlemode fiber prices down from their levels in the first half of 2001. This is expected to continue until industry inventories are brought back into balance with demand, which is anticipated to occur toward mid-2002. The Company expects continued pricing pressure in the near term that will continue to negatively affect gross margins. The Company anticipates that the gross margins will improve over time, however, as a result of higher production levels and continued efforts in the areas of cost reductions, process improvements and integration of technology between operations. There may be some variation from quarter to quarter as (i) incremental costs are incurred in connection with the installation and start-up of new equipment, and (ii) pricing variation due to scheduled market-pricing adjustments made on a quarterly basis in accordance with the terms of new and existing contracts.

      Selling, general and administrative costs increased $588 or 35%, and $2,874 or 86% for the three and nine-month periods ended September 30, 2001, respectively, compared to the same periods in 2000. Increases in personnel, legal and accounting fees, travel and trade show expenses at all locations and the acquisition of DCI accounted for the increase in both the three and nine-month periods. Xtal accounted for $1,171 of the increase for the nine-month period, including amortization of goodwill of $388, as there were only four months of selling, general and administrative expenses incurred for Xtal during the same period in 2000.

      Research and development costs increased $269 or 115% and $861 or 130% for the three and nine-month periods ended September 30, 2001. Xtal accounted for $527 of the increase for the nine-month period as compared to the prior year. The Company intends to continue to invest in its research and development to increase production efficiency, reduce manufacturing costs and develop new products. The Company believes this investment will result in increased profitability through increased production efficiency and plans to more than double 2000 spending levels on research and development in 2001.

      Interest expense increased by $299 for the three-month period and decreased by $4,726 for the nine-month period ended September 30, 2001, respectively, compared to the same periods in 2000. The increase in the three-month period is primarily a result of higher working capital loans as compared to the same period in the prior year. The decrease for the nine month period is due principally to the $5,405 non-cash interest charge recorded in connection with the deemed beneficial conversion feature of the $6,000 note issued to Crescent International Ltd. in June, 2000, with the offset recorded as an increase in paid-in-capital. The charge had no effect on the net equity of the Company. The borrowings during the first nine months of 2001 were primarily related to expansion of facilities in Germany and Brazil and general working capital uses at all locations. Excluding the non-cash interest expense, interest expense increased by $679 for the nine-month period as compared to the prior year.

      The Company had foreign exchange losses of $1,617 and $1,827 for the three and nine-month periods ended September 30, 2001, respectively, compared to a gain of $16 in the third quarter of 2000 and a loss of $18 for the first nine months of 2000. The losses in the third quarter are principally due to the impact of the fluctuations in the value of the Brazilian Real versus the Japanese Yen and the German Deutsche Mark on foreign currency denominated invoices and loans for Xtal raw material purchases. The weakness in the Brazilian Real, which occurred primarily in the latter part of the third quarter was mainly attributable to the financial crisis in Argentina. The Real has since strengthened and as of November 9th was up by 5% versus the U.S. dollar since the end of the third quarter.

      The Company recorded a tax provision related to the Company's foreign subsidiaries of $308 and $2,103 for the three and nine-month periods ended September 30, 2001, respectively. The Company's tax provision for the same periods in 2000 was $507 and $902 for the three and nine-month periods, respectively. The tax provision for the three-month period for Xtal was $255 lower than the comparable period in the prior year. The principal reason for the increase in income taxes for the nine-month period of 2001 was the inclusion of the results of Xtal for nine months, whose tax provision was $1,096 as compared to $546 for the comparable period in the prior year. The balance of the tax provisions for the three-month and nine-month periods was attributable to FCJ.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated positive cash flow from operations of $1,675 for the first nine months of 2001, a decrease of $1,853 compared to the cash flow from operations of $3,528 in the first nine months of 2000. The decrease in operating cash flow resulted primarily from the build-up in finished goods inventory at Xtal during the third quarter. The positive cash flow for the prior year included a $5,405 charge for non-cash interest expense.

      The foreign exchange losses for the quarter resulted primarily from losses attributable to raw material purchases and associated loans at Xtal. The increase in other receivables of $1,184 is principally related to receivables from the German government for refund of VAT taxes. Inventories increased at September 30, 2001 by $5,579, principally as a result of the breach of contract with one of the Company's larger South American customers and the general softening in the South American market. The Company expects that inventory will decline during the fourth quarter as the fiber is shipped to existing customers as well as to new customers in Asia.

      During the third quarter, one of the Company's larger South American customers breached its contract with the Company. This breach consisted of missed payments of $2,800 for accounts receivable and the subsequent suspension of shipments starting in July. The cumulative effect of this breach, together with a lower demand from other customers, was a negative impact on cash flow during the quarter for Xtal. As a result of this situation, the Company had an increase in inventory levels and therefore reduced production levels at the Brazilian facility later in the quarter. The Company also increased its short-term borrowings during the quarter to compensate for the reduced cash flow from operations during the period. The Company has since reached a resolution with this customer subsequent to the end of the third quarter, with all of the outstanding receivables scheduled to be paid during the fourth quarter and shipments to resume to the customer by year-end. As of November 13, 2001, the first two scheduled payments amounting to approximately $1,570 U.S. dollars have been received. As a result of the softening in the South American market, the Company has also temporarily slowed its capacity expansion at Xtal.

      The Company invested $19,178 in new equipment and facilities for both major locations during the first nine months of 2001. A building in Jena, Germany was acquired for FiberCore Quarz to begin production of glass tubes using the Company's recently patented POVD process. Cash paid in connection with the DCI acquisition was $295, while cash acquired with the DCI acquisition was $27.

      The Company received proceeds of long-term debt of $11,300 during the first nine months. These funds were used for the purchase of equipment and facilities at the Company's German and Brazilian locations to fund the expansion of these locations and for general working capital. In January of 2001, long-term debt was reduced by $4,000 as a result of the conversion by Crescent International, Ltd. of such debt into 1,570,680 shares of Common Stock of the Company. Additionally, there were principal payments on long-term debt during the first nine months of $435. Proceeds of short-term notes payable amounted to $7,079 during the first nine months of 2001. These notes were used primarily for short-term working capital purposes in Brazil. Short-term notes for Xtal amounting to $926 were paid during the first nine months of 2001.

      On August 20, 2001, the Company replaced its existing equity line of credit with Crescent International Ltd. ("Crescent") which had an availability of $19,000 with a new equity line with Crescent providing for the same availability. The new agreement extends the period during which Crescent can be obligated to purchase the Company's common stock and contains several positive features, including a pricing mechanism more advantageous to the Company. The Company received net proceeds of $2,874 upon the sale of common stock to Crescent on August 22, 2001 pursuant to the new agreement, and net proceeds of $977 upon an additional sale on October 26, 2001. The proceeds from the foregoing sales to Crescent will be used to fund capacity expansion and for other corporate purposes.

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

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $397.


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

      FOREIGN CURRENCY RISK. FCJ and Xtal may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the EURO and Real. At September 30, 2001, FCJ had outstanding forward exchange contracts for the sale of U.S. Dollars totaling $200, which mature at various dates in 2001. The weighted-average exchange rate in these contracts is $.9197 per Euro. A 10% change in the exchange rate could result in a gain or loss on these contracts of approximately $18. At September 30, 2001, Xtal had no outstanding forward exchange contracts.

      At September 30, 2001, the Company had a long-term loan denominated in Deutsche Marks (DM) totaling DM7,700. The principal of the loan is due at maturity in September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $22 for each of the years 2001 through 2005, and $17 in 2006.

      Substantially all of the Company's sales are through FCJ and Xtal. The Company has effectively hedged its sales by pricing most of the Company's sales in U.S. dollars. Xtal purchases a significant amount of raw materials outside of Brazil and is therefore subject to foreign exchange risks. Additionally, at September 30, 2001, 48%, 27% and 9% of the Company's assets are at Xtal, FCJ, and the Company's Malaysian subsidiary, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

      INTEREST RATE RISK. At September 30, 2001, the Company had short and long-term loans with interest rates based on the prime rate and LIBOR, which are adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on these loans would have increased or decreased the first nine months of 2001 interest expense by approximately $26.

                          PART II - OTHER INFORMATION

ITEMS 1 - 3.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE

            At the Company's Annual Meeting of Shareholders ("Annual Meeting"), held on July 27, 2001, 52,845,360 shares of Common Stock were represented, in person or by proxy, constituting a quorum, of the total of 59,565,685 shares of Common Stock outstanding and entitled to vote at the Annual Meeting.

            At the Annual Meeting, the directors nominated were elected by the following votes:


                              Number of Shares        Number of Shares
                                  Voted For               Against
                             -----------------        -----------------
            Javad K. Hassan      42,430,118               10,410,242
            Michael A. Robinson  52,705,407                  134,893

            No director received fewer than 42,430,118 votes or 71.2% of the outstanding Common Stock.

            At the Annual Meeting, the election of Deloitte & Touche, LLP, independent certified public accountants, as auditors for the Company for the fiscal year ending December 31, 2001, was ratified by a vote of 52,660,649 shares (88.4% of the outstanding Common Stock). Holders of 92,715 shares voted against the proposal and holders of 86,996 shares abstained.

ITEM 5.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:
                        The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

            (b)   Reports on Form 8-K:
                        Current report on Form 8-K Report filed on September 4, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FiberCore, Inc.
                                         (Registrant)

                                         /s/ Dr. Mohd A. Aslami
Date:  November 14, 2001                 ---------------------------------------
                                         Dr. Mohd A. Aslami
                                         Chairman, President and Chief
                                         Executive Officer
                                            (Duly Authorized Officer)


                                         /s/ Robert P. Lobban
Date:  November 14, 2001                 ---------------------------------------
                                         Robert P. Lobban
                                         Chief Financial Officer and Treasurer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

The following lists the exhibits which are filed as part of this report.

EXHIBIT NUMBER
---------------

10.1  Stock Purchase Agreement between the Company and Crescent
      International, Ltd., dated as of August 20, 2001.

10.2 Registration Rights Agreement between the Company and Crescent International, Ltd., dated as of August 20, 2001.