Form 10-K
period 2001-12-31
FIBERCORE INC
filed 2002-04-01
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                         ------------------------------

           |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2001
                                       OR

           | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from         to

                         COMMISSION FILE NUMBER: 0-21823

                                 FIBERCORE, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                  87-0445729
-------------------------------                             --------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                              Identification No.)

                        253 Worcester Road, P.O. Box 180
                               Charlton, MA 01507
                               ------------------
              (Address and Zip Code of principal executive offices)

                                 (508) 248-3900
                               ------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
          (Title of Class)

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

                              Yes  |X|       No  | |

and

(2) has been subject to such filing requirements for the past 90 days.

                              Yes  |X|       No  | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |


-------------------------------------------------------------------------------
The aggregate market value of voting stock held by non-affiliates of the registrant as of March 28, 2002: $ 53,859,000
-------------------------------------------------------------------------------

Number of shares outstanding as of March 28, 2002:  61,589,533

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

      The registrant's S-3 prospectus filed under the Securities Act of 1933 in September 2000 is incorporated by reference into Part II hereof.

                                 FIBERCORE, INC.
                                TABLE OF CONTENTS
                                                                           PAGE

PART I.......................................................................3
      ITEM 1.  BUSINESS......................................................3
      ITEM 2.  PROPERTIES...................................................20
      ITEM 3.  LEGAL PROCEEDINGS............................................20
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........21

PART II.....................................................................22
      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS .........................................22
      ITEM 6.  SELECTED FINANCIAL DATA......................................23
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................24
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...35
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................36
      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................63

PART III....................................................................64
      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........64
      ITEM 11. EXECUTIVE COMPENSATION.......................................66
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT ..............................................71
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............72

PART IV.....................................................................73
      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K...73

SIGNATURES..................................................................74

                                     PART I
                                     ------

ITEM 1.    BUSINESS


GENERAL

The Company was incorporated as FiberCore Incorporated in Nevada in November 1993, and commenced commercial operations at that time. In July 1995, we merged with and into Venturecap, Inc., an inactive Nevada corporation traded on the OTC Bulletin Board. Following the merger, Venturecap changed its name to FiberCore, Inc. On November 16, 2000, our common stock became quoted on the Nasdaq SmallCap Market. Our executive offices are located at 253 Worcester Road, Charlton, Massachusetts, 01507 and our telephone number is (508) 248-3900. Our World Wide Web site address is www.FiberCoreUSA.com.

FiberCore, Inc. ("FiberCore" "FCI" or the "Company") is engaged in the business of developing, manufacturing, and marketing single-mode and multimode optical fiber and optical fiber preforms for the telecommunications and data communications industry. Preforms are the basic component from which optical fiber is drawn and subsequently cabled. The Company's principal operating units are FiberCore Jena A.G. ("FCJ"), the Company's wholly owned subsidiary in Germany and Xtal FiberCore Brasil S.A. ("Xtal"), the Company's 90% owned subsidiary in Campinas, Brazil, which was acquired in June 2000.

FCJ is the Company's first operating entity which is located in Jena, Germany. FCJ produces both single-mode and multimode fiber and preforms, with an emphasis on the multimode market. FCJ ships products to customers throughout the world with its major markets in Europe and North America. The Company has been in the process of expanding the operations of FCJ with the construction of a new building 2 km from the original facility. The first phase of this expansion was completed early in 2002 with all equipment operational by mid-year. A second phase of expansion, predominantly the acquisition of equipment to complete the utilization of the new building, will begin in 2002 and should be completed in 2003. When both phases are complete, total capacity will have been increased by more than 200% from 2001 levels.

Xtal was acquired in June 2000 and is located in Campinas, Brazil. Xtal produces both single-mode and multimode fiber and single-mode preforms, with an emphasis on the single-mode market. Xtal ships products worldwide with its primary markets in the Americas and Asia Pacific regions. The Company has plans to expand the operations of Xtal, but has delayed most of these plans due to the slowdown in the single mode market in South America and worldwide, which began during the second half of 2001.

FiberCore USA, Inc., a newly created wholly owned subsidiary of the Company, entered into an agreement pursuant to which the Retirement Systems of Alabama ("RSA") would partially finance construction of the Company's first U.S. manufacturing plant in Auburn, Alabama. This facility will primarily produce multimode fiber. The Company currently plans for this facility to be operational early in 2004, although the Company has maintained flexibility in the financing plans to modify the schedule depending on market conditions.

In March 2001, the Company formed FiberCore Thailand, ("FCT"), a wholly owned subsidiary. The Company intends to manufacture single-mode fiber and preform for sale primarily to the Asian/Pacific market in a new facility to be built in Thailand. The Company has made a deposit of approximately $315,000, including

$125,000 paid subsequent to December 31, 2001, for land in Thailand, which it intends to use to build the plant. Discussions are underway with various banks and potential investors, including the Industrial Development Bank of Thailand, to finance the project. The Company has been granted certain tax incentives by the government of Thailand that will run for over 10 years from the start of operations.

In February 2002, the Company formed FiberCore Africa ("FC Africa"), a joint venture with the Industrial Development Corp ("IDC") of South Africa and local investors to build a manufacturing facility for single-mode fiber in Cape Town, South Africa. This facility is expected to serve the African market, as well as the Middle East and other export markets when it is operational during the second half of 2003.

FiberCore Asia Sdn.Bhd. ("FC Asia"), incorporated as a joint venture in Malaysia and presently 51% owned by the Company with the right to increase the ownership up to 58%, was established to build and operate a local manufacturing facility for the production of optical fiber and preform in Malaysia's Multimedia Super Corridor, with tax-free status for five years extendable to 10 years. Construction of the Malaysian facility has been delayed due to recent economic conditions in the area and the other projects the Company is currently engaged in. The Company believes that the economies in this region will improve, and the Company, together with its Joint Venture partners, plans to develop a significant presence in the region at that time.

The Company's other subsidiaries serve fiber-related activities. Through FiberCore Machinery ("FCM"), a wholly owned subsidiary of FCJ that was formed in March 2000, the Company designs, manufactures and installs specialty equipment used to manufacture optical fiber and preforms. Currently, FCM primarily supplies perform manufacturing equipment to the Company's fiber manufacturing operations.

In May 2000, FiberCore Quarz GmbH ("FCQ") was formed in Germany as a wholly owned subsidiary of the Company. In April, 2001, FiberCore Glas GmbH ("FCG") was formed in Germany as a wholly owned subsidiary of FCJ. FCQ and FCG will be utilizing the Company's newly patented Plasma Outside Vapor Deposition ("POVD") technology to complement the outside supply of synthetic silica tubes that periodically is in short supply. In the first phase of implementation, the Company will be setting up a pilot production facility in Jena-Maua, Germany. In July 2001 FCQ purchased an existing building located near the new FCJ plant to establish the production operation. The facility and equipment are being financed through a combination of German grants, loans and internal financing. The plant will begin operations later in 2002. In addition to assuring an internal source of supply, the POVD technology will reduce the cost of tubes to the Company, its subsidiaries and affiliates. Initially the technology will be introduced to the manufacturing of single-mode fiber and, at a later date, to multimode fiber.

On June 1, 2001, the Company acquired the capital stock of Data Communications Inc. ("DCI"), a privately-held company located in Hyannis, Massachusetts, to boost the breadth of the Company's technical capabilities used in support of bringing optical fiber closer to the end-user. The combined subsidiary was subsequently renamed DCI FiberCore.

Middle East Fiber Cables is a cable manufacturer, located in Saudi Arabia, in which the Company holds a 7% interest.


                                       _______________________________________________________
                                      |                                                       |
                                      |                      FIBERCORE                        |
          ____________________________|                         USA                           |__________________________
          |                           |                                                       |                          |
          |                           |                                                       |                          |
          |                           |_______________________________________________________|                          |
          |                                |                         |                 |                                 |
          |                                |                         |                 |                                 |
          |                                |                         |                 |                                 |
          |                                |                         |                 |                                 |
 _____________________    ___________________________     _____________________    _________________________     _______________
|                     |  |                           |   |                     |  |                         |   |               |
|    FiberCore Jena*  |  | Xtal FiberCore Brasil*    |   |  FiberCore Asia**   |  | FiberCore Thailand**    |   |FiberCore USA**|
|       (100%)        |  |        (90%)              |   |       (51%)         |  |      (100%)             |   |  (100%)       |
|      Germany        |  |        Brazil             |   |       Malaysia      |  |      Thailand           |   |   USA         |
|     MM/SM Fiber     |  |      Single-mode          |   |     Single-mode     |  |     Single-Mode         |   |  MM/SM Fiber  |
|       & Preforms    |  |      Fiber (some MM)      |   |    Fiber & Preform  |  |     Fiber Preform       |   |               |
|_____________________|  |___________________________|   |_____________________|  |_________________________|   |_______________|
            |                          |                                   |                    |                        |
            |                          |                                   |                    |                        |
            |                          |                                   |                    |                        |
      ______|____________________      |________________                   |                    |                        |
     |                           |                      |                  |                    |                        |
     |                           |                      |                  |                    |                        |
 ______________________    __________________   ____________________    ______________   _____________________  ___________________
|                      |  |                  |  |                   |  |              |  |                    | |                  |
|FiberCore Machinery***|  |FibereCore Glas***|  |FiberCore Quarz*** |  |   MEFC***    |  | DCI FiberCore***   | |FiberCore Africa**|
|    (100%)            |  |    (100%)        |  |     (100%)        |  |   (7%)       |  |    (100%) USA      | |      (60%)       |
|   Germany            |  |    Germany       |  |     Germany       |  | Saudi Arabia |  |   Network Design,  | |   South Africa   |
|  Equipment           |  |Silica Jacketing &|  | Silica Jacketing &|  |    Opitcal   |  |  Install, Maintain | |Single-mode Fiber |
|                      |  |Deposition Tubes  |  | Deposition Tubes  |  | Fiber Cable  |  |Monitoring Equipment| |                  |
|______________________|  |__________________|  ____________________|  |______________|  |____________________| |__________________|

  *Fiber
 **Fiber (planned)
***Fiber Related

RECENT DEVELOPMENTS

SALE OF SECURITIES
------------------

The Company has completed the following sales of securities during the past fiscal year:

1) On January 12, 2001, Crescent International Ltd. ("Crescent") converted $4,000,000 of convertible debt held as of December 31, 2000 into 1,570,680 shares of Common Stock.

2) On August 20, 2001, the Company replaced existing equity line of credit with Crescent International, Ltd. (Crescent) under which the Company could place up to $19,000,000 of common stock with a new line totaling the same amount. The new agreement replaced the Company's previous agreement with Crescent, which was a $30,000,000 equity line. The Company drew upon $11,000,000 of the line in 2000 and used the proceeds toward the purchase of Xtal FiberCore Brasil, S.A. Pursant to the new agreement the Company has completed the following transactions:

        o a private placement in reliance on Section 4(2), dated August 20, 2001 pursuant to which the Company issued 661,625 shares of Common Stock to Crescent for $3,000,000 and warrants to purchase up to 39,698 shares of common stock at an exercise price of $4.53 to Gruntal & Co, LLC ("Gruntal"). The purchase price was at a premium over the closing price of FiberCore's common stock on August 20, 2001;

        o a private placement in reliance on Section 4(2), dated October 31, 2001, pursuant to which the Company issued 446,667 shares of Common Stock to Crescent for $1,000,000 and warrants to purchase up to 26,800 shares of common stock at an exercise price of $2.2388 per share to Gruntal.

3) As of January 15, 2002, the Company sold $5,000,000 of 5% convertible subordinated debentures to a group of investors consisting of Riverview Group, LLC, Laterman & Co. and Forevergreen Partners. The Company's agreements with the investors require the Company to register the shares of the Company's common stock issuable upon conversion of the debentures or exercise of warrants sold to the investors in connection with the sale of the debentures. The Company is in the process of registering the resale of the shares into which the debentures may be converted and the shares issuable upon exercise of the described warrants. The debentures mature in January of 2004, but the Company must redeem $500,000 of the outstanding debentures each month starting in April 2002, and may do so in shares of the Company's common stock if certain conditions are met.

      The purchase agreement also provides for the Company's issuance to the investors of an additional $1,000,000 of 5% four year debentures upon the effectiveness of a registration statement. In addition, the purchase agreement also allows the investors to purchase, at their option, up to an additional $3,000,000 of debentures (to the extent that the Company has not required the investors to purchase convertible subordinated debentures pursuant to the provision described in the next sentence) at any time before January 15, 2003, if the average of the volume weighted average trading prices for the 5 trading days prior to the investors' notice to the Company requiring the Company to sell them additional debentures is greater than $2.6973. In addition, at any time before January 15, 2003, the Company may require the investors to purchase up to $3,000,000 of convertible subordinated debentures (to the extent the investors have not purchased convertible debentures at their option pursuant to the provision described in the preceding sentence) if the average of the volume weighted average trading prices for the 5 trading days prior to the Company's providing the investors with notice requiring them to purchase additional debentures is greater than $4.4505.

The proceeds from the foregoing financing transaction will be used to support the Company's expansion program including capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa, working capital and other corporate purposes.

In connection with the Company's transaction with Crescent, the Company filed a registration statement on Form S-3 (Registration No. 33340406) which became effective on September 29, 2000. The registration statement provided for Crescent's resale of the shares of Common Stock previously issued to Crescent, the shares of Common Stock issuable to Crescent upon exercise of warrants, and 456,886 shares of Common Stock issuable upon exercise of warrants issued to Gruntal. The registration statement also included a shelf registration of 4,200,000 shares of Common Stock which the Company may sell through one or more underwritten offerings. As of December 31, 2000, the Company had not sold any shares under the registration statement.

In January 2001, the Company engaged Merrill Lynch & Co. to act as a financial advisor in connection with any proposed business combination transaction or other corporate transactions.

In connection with the Company's transaction with Riverview Group, LLC, Laterman & Co. and Forevergreen Partners, the Company filed a registration statement on Form S-3 on February 12, 2002. The registration statement is not yet effective as of the date of this filing.

ACQUISITION OF DCI DATA COMMUNICATIONS, INC.
--------------------------------------------

On June 1, 2001, the Company acquired the capital stock of DCI Data Communications, Inc., a privately-held company located in Hyannis, Massachusetts. DCI was merged into FiberCore's Automated Light Technologies
(ALT) subsidiary and the merged entity was subsequently renamed DCI FiberCore, Inc. ("DCI"). The Company expects DCI to boost the breadth of the Company's technical capabilities used in support of bringing optical fiber closer to the end-user. The results of DCI for 2001 were not significant to the results of operations set forth in the Company's consolidated financial statements.

DCI designs, installs and maintains low cost fiber optic networks, primarily in the northeast U.S., for local area network applications, such as those used in hospitals, universities, government and commercial buildings. When combined with ALT's current product line, which includes early warning detection systems that monitor and identify faults in fiber optic cables, cable protection devices and electro-optical talk sets, DCI will have a proprietary base of technologies to help bring fiber to the end-user.

The purchase price of DCI was approximately $1,100,000 and consisted, almost exclusively, of the issuance of 252,669 shares of FiberCore common stock. 101,068 of these shares of common stock are held in escrow and are contingently issuable based on certain conditions. The cost of the acquisition of $1,100,000 exceeds the estimate of the fair value of the net asset acquired by $520,000. This excess, which has been accounted under purchase accounting as goodwill, is being amortized over 20 years.

APPOINTMENT OF CHIEF FINANCIAL OFFICER
--------------------------------------

On July 27, 2001, the Company announced the promotion of Robert P. Lobban to the position of Vice President, Chief Financial Officer and Treasurer. Mr. Lobban replaced Mr. Steven Phillips, the interim Chief Financial Officer since August 1, 2000. Mr. Phillips, a Director of the Company since 1995, resumed his role as a consultant to the Company.

JOINT VENTURE IN SOUTH AFRICA
-----------------------------

On February 4, 2002, the Company announced that it entered into a joint venture with the Industrial Development Corp (IDC) of South Africa, a quasi governmental agency, and local investors to build a manufacturing facility for single-mode fiber in Cape Town, South Africa. The joint venture, FC Africa, is a US$28 million (326 million South African Rand) project, consisting of approximately $17 million in equity and $11 million in loans. For its contribution of technology and approximately $1.7 million in cash, FiberCore has a 60% equity interest, with rights to purchase the remaining 40% between 2004 and 2006. FiberCore will make its investment during the course of the construction of the facility and the installation of equipment. Several other participants, led by the IDC of South Africa, will contribute approximately $7 million for a 40% equity interest in the joint venture. This is a Rand-based transaction so all U.S. dollar figures are approximate.

To complete the funding of the project, FC Africa closed on an approximately US$11 million bank facility with a consortium of lenders, comprised of the IDC of South Africa, PSG Investment Bank Limited and BOE Bank Limited. In addition, the joint venture is eligible to receive tax and other benefits with an estimated current value of approximately $18 million, spread over the next few years.

Experienced, local senior management and key technical personnel have agreed to join the FC Africa team. This management team will be supported by existing FiberCore staff from the United States as well as from its facilities in Germany and Brazil.

The plant is expected to be operational during the second half of 2003.

FINANCING FOR U.S. PLANT
------------------------

The Company has chosen Auburn, Alabama for its first U.S. manufacturing plant, which will primarily produce multimode fiber.

The operating company, FiberCore USA, Inc., is a wholly owned subsidiary of FCI. FCI will contribute one third of the $30 million estimated project cost and the remaining funds will be in the form of a 15-year loan provided by The Retirement Systems of Alabama ("RSA"). The loan will carry an 8% interest rate with equal semiannual payments of principal and interest. The plant's property, plant and equipment will serve as collateral for the loan. Under the terms of the agreements reached with RSA and the City of Auburn, the funding commitment and land grant expires on September 30, 2002 unless the Company makes an initial draw on or before that date. The facility is currently scheduled to be operational by early 2004.

In addition to the contribution of the site property by the City of Auburn, valued at approximately $1.1 million FiberCore U.S. will be eligible to receive tax abatements and credits and other incentives from the city and state over the next 20 years with an estimated current value in excess of $10 million.

ACQUISITION OF XTAL FIBRAS OPTICAS, S.A.
----------------------------------------

On June 20, 2000, the Company, through a wholly owned subsidiary, acquired as of June 1, 2000, 90% of the capital stock of Xtal Fibras Opticas, S.A., ("Xtal"), from Algar S.A., ("Algar"), one of the largest private conglomerates in Brazil, and entered into an agreement to acquire the remaining 10% of the capital stock (collectively, the "Acquisition"). Xtal's manufacturing facility is located in Campinas, Brazil and manufactures primarily single-mode optical fiber for sale mainly in Brazil.

At the closing of the Acquisition, the Company paid Algar $10,000,000 in cash and issued to Algar a $10,000,000, 6% note, payable on December 31, 2000. According to the terms of the agreement, the Company was entitled to receive a $1,000,000 discount if the $10,000,000 note was prepaid by August 31, 2000. On August 29, 2000, Algar's Chief Operating Officer, on behalf of Algar, agreed to allow the discount if the remaining $9,000,000 of the note was paid by September 8, 2000. On September 8, 2000 the Company paid $9,000,000, together with interest, to Algar. Subsequently, Algar disputed the understanding. On December 29, 2000, the Company, in full settlement of the dispute, paid Algar $200,000, receiving, in effect, an $800,000 rather than a $1,000,000 discount. At the closing, the Company also issued a $2,500,000, 6% note, payable in two installments of $1,250,000 each, on September 20, 2001, and on December 20, 2002, respectively. The obligation to repay the $2,500,000 note is contingent on Xtal's attaining specified profitability targets in 2000 and 2001; the targets in 2000 and 2001 were achieved. The first contingent loan of $1,250,000 was repaid as of December 31, 2001. The Company may acquire the remaining 10% of the stock upon payment of $2,500,000, plus 6% interest on or before June 20, 2003.

FIBER OPTIC PREFORM MANUFACTURING TECHNOLOGIES

Optical fibers are solid strands of hair-thin, high quality glass, bundled together in cables, through which information is transmitted via light pulses from one point to another. At the transmission point, electrical impulses representing the information are converted into light waves by a laser or light emitting diode. At the point of reception, the light waves are converted back into electrical impulses by a photo-detector. Each fiber consists of a central core of high-purity glass encased in a glass cladding of a lower refractive index. The light signals are transmitted through the core and the cladding is designed to reduce signal loss from the fiber to the outside.

Communication by means of light waves guided through glass fibers offers a number of advantages over conventional means of transmitting information through metallic conductors. Glass fibers carry significantly more information (bandwidth) than metallic conductors but, unlike metallic conductors, are not subject to electromagnetic or radio frequency interference. Signals of equal strength can be transmitted over much longer distances through optical fibers than through metallic conductors and require the use of fewer repeaters (devices which strengthen a signal). Further, fiber-optic cables, which typically consists of numerous optical fibers encased in one or more plastic sheaths, are substantially smaller and lighter than metallic conductor cables of the same capacity, so they can be less expensive and more easily installed, particularly in limited conduit or duct spaces.

There are two basic types of communication optical fibers: multimode fiber and single-mode fiber. Multimode fiber has a larger core (the area where the light travels) than single-mode fiber, has less information carrying capacity (bandwidth), and is more expensive, but it is easier to use. It is generally used over relatively short distances in wiring buildings, groups of buildings as well as campus networks. The electronics and the connectors required to work with multimode fiber are less costly than the electronics required for single-mode fiber. For example, the light source for multimode fiber can be light emitting diodes as well as recently introduced low cost VCSEL (vertical cavity, surface emitting lasers) while single-mode fiber requires more costly laser light sources. Single-mode fiber is used in long-distance trunk lines (cables between cities), fiber-to-the-curb (cable from a central office to the curb in front of an office building or home) and fiber-to-the home applications.

The three basic technologies widely used to manufacture multimode and single-mode optical fiber are:

1.    Outside Vapor Deposition ("OVD").

2. Inside Vapor Deposition ("IVD"), which is also known as Modified Chemical Vapor Deposition ("MCVD"). Due to its flexibility, relative ease of operation and relatively lower capital investment this process is the most widely used around the world by independent manufacturers.

3.    Axial Vapor Deposition ("VAD"), also known as the "Japanese process".

The raw material (basic production unit) from which fiber "is drawn" is a preform. A preform is a cylindrical high purity glass rod with a high refractive index glass material in the central part of the rod (the "core") and a low refractive index glass material in the outer part of the rod (the "clad"). The rod can range from a few to over 80 millimeters in diameter and one to several meters in length. From one such preform many thousands of meters of optical fiber can be drawn. Optical fiber cable is produced from optical fiber by first coloring the coated fiber and then encasing the fiber in a protective jacket.

PROPRIETARY MANUFACTURING PROCESS AND PRODUCTS

The Company manufactures both multimode and single-mode preforms and fiber, but does not manufacture optical fiber cable.

The Company's patented technology can be best described as a "rod-and-tube" process, or as a hybrid of the OVD, MCVD, AVD, and the Company's latest POVD (Plasma Outside Vapor Deposition) processes. The Company's process takes advantage of available high quality doped (adding other glass materials, such as germanium dioxide to the silica glass) and undoped fused silica rods and tubes during the manufacturing process to produce more efficiently optical fiber preform and fiber.

DCI FIBERCORE PRODUCTS
----------------------

DCI FiberCore was created through the acquisition of DCI in June, 2001. DCI was merged into the Company's ALT subsidiary and the combined entity was re-named DCI FiberCore, Inc. DCI FiberCore designs, installs and maintains low cost optical fiber networks primarily in the Northeast U.S., for local area network applications, such as those used in hospitals, universities, government and commercial buildings. DCI has also begun diversifying sales activities in North America, South America, Europe and the Middle East. Some of these projects include a new FTTH (fiber-to-the-home) project in Brazil and design and installation of an optical fiber network at the Company's new facility in Germany.

DCI's current product line of components consists of the following:

Fiber Optic Cable Monitoring Systems ("FOCMS") facilitate the continuous monitoring of fiber optic and copper cables. The FOCMS consist of sensors housed in a protective cover placed at cable splice points and connected to a central monitoring system. DCI FiberCore holds two United States patents covering this technology.

The Company's management believes there is limited or no direct competition for its FOCMS product line except for Norscan Instruments, Ltd ("Norscan"). Most other competing technologies and products are more complementary to the Company's products than true competitors because these products and the Company's products are both needed to perform short range and long range fault locating.

Long-range Fault Locators (which are generally used in pairs): typically, each device is applied at a point on a fiber optic cable, less than 100 miles from the other unit. These devices can detect and locate cable faults between the units.

Cable Protection Devices and Talk Sets: Protection devices are installed at cable splice joints prior to the cables entering a building to protect against hazardous electrical currents that could otherwise be carried by metal sheaths encasing optical fibers. Field personnel use electro-optical talk sets to communicate over optical fiber, twisted pair-cable (regular telephone cable), and metal sheaths encasing optical fibers and copper cables.

Numerous companies manufacture cable protection devices. The Company believes, however, that it has the only product listed by Underwriters Laboratories, an internationally recognized certifying organization.

While other companies manufacture field talk sets that enable personnel to communicate by twisted pair, metal sheath or optical fiber, the Company knows of no other company that manufactures a product that enables personnel to communicate over all three media, although many companies have or can acquire the technology to create such a device.

When combined with the current product line of components, the acquired DCI business will have a proprietary base of technologies to help bring fiber to the end user.

RESEARCH AND DEVELOPMENT

In 1997 and 1998, the Company filed two patents for a production process that the Company believes will substantially reduce the Company's manufacturing cost of optical fiber and preforms. In mid-1999, the Company installed the first machine using this new process in Jena, Germany for research and development. Based on encouraging preliminary results, the Company subsequently built two new, next generation machines utilizing this process in 2001. The Company plans to start up a pilot production plant with 6 additional machines in 2002 at FCQ's new facility in Jena-Maua, Germany. Additional equipment will be installed in the future, based on operating results from the pilot plant. The 1997 patent filing for POVD was issued by the U.S. patent office in July of 2001 with USP number 6,253,580. The Company has filed the corresponding patent applications in many foreign countries through the Patent Cooperation Treaty (PCT) and expects that counterpart filings will be issued in the near future, while the same POVD patent has been issued in South Africa already.

The Company conducts research and development ("R&D") activities primarily at its manufacturing facilities. The Company's research and development activities are designed to improve the production process of fiber and preforms with special emphasis on cost reduction and the development of new processes and products. R&D efforts relative to process improvement and product cost reduction have taken a higher level of priority due to the recent slowdown in the single-mode market. Some of the other development programs consist of:

1) Metropolitan Area Network fibers that are more suitable for shorter distances such as Internet access, Feeder Loop (also known as "Metropolitan Area Network"), Fiber to the Curb and Fiber to the Home applications.

2) POVD process enhancements to manufacture cladding material for optical fiber more economically and to increase production rate of both single-mode and multimode preform relative to other competing technologies, generating significant savings in production costs. In March 2001, the Company filed another patent application that resulted from the continuing POVD development efforts. Two more patent disclosures were prepared and they are currently under review and preparation for filing the applications. We further expect to apply and ultimately receive several additional patents, as we continue the development of this process.

3) Single-mode Fiber for Undersea Applications: special dispersion compensating fiber pairs that will be utilized in long-distance underwater networks.

In FY 2001, the Company introduced the following new products and enhanced versions of early products as a result of past R&D activities:

1) HighPower - Small Core (HPSC) Fiber: provides high power transmission in the near-UV and visible range. This fiber is suitable for Laser TV, sensor and medical applications.

2) Photosensitive Optical Fiber (PSFP): used primarily for Fiber Bragg Grating (FBG) fabrication. FBGs have quickly established themselves as one of the key enabling technologies behind the 'DWDM (Dense Wave Division Multiplexing) Revolution'. They can be used to reflect, filter or disperse light within an optical fiber. FBGs can also be used in the fabrication of optical strain and temperature sensors, with quasi-distributed measurements possible using gratings written sequentially into a continuous length of fiber. DWDM allows more information to be sent on a single fiber.

3) High Performance Multimode Fibers for Gigabit and 10 Gigabit Ethernet Applications.

4) Special Multimode Fibers: developed for use in new small form-factor components.

5) Special Single-mode Fibers: fibers with modified dispersion, low or high OH (water) content, special mode fields and cut-off wavelengths.

6) New Coatings: specialty and polyimide coatings for high temperature, military and sensor applications.

7)    Improved radiation resistant fiber and coatings for military applications.

8)    Specialty preforms.

The Company's R&D expenditures have increased by 50% during 2001 from the prior year and 102% during 2000 from the prior year. Such expenditures amounted to $2,189,000, $1,459,000 and $722,000 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. Twenty-six (26) of the Company's employees devote substantially all of their time to research and development. In addition, the Company has contracts with several individuals who are involved in contract engineering and/or development work.

SALES AND MARKETING

MARKETING STRATEGY
------------------

To capitalize on the long-term continued growth in fiber demand, the Company's sales and marketing strategy has been to increase market penetration through developing long-term, strategic relationship supply contracts for both preform and fiber products as rapidly as practical, expanding the Company's global sales and marketing programs, and emphasizing the performance and cost advantages of the Company's patented technologies. Consistent with this strategy, and with the downturn in demand for single-mode fiber in North America and Europe starting in July of 2001, caused by a sharp reduction in capital spending coupled with an overcapacity of installed fiber, the Company increased sales and marketing efforts for single-mode fiber and preform. These efforts have been focused on establishing strategic alliances in developing countries such as China where management believes the demand is growing more rapidly than in Europe and the Americas. However, prices in China have also been weakening, as the large fiber manufacturers, including those from Japan and Korea reduce inventories, amidst a falling Japanese Yen, and there have been some recent indications that demand may be softening. Multimode fiber that was initially marketed in Europe and the Americas, is now also being marketed and sold into emerging countries such as China and Korea. Unlike single-mode, the demand for the Company's multimode products was not significantly affected in 2001 due to the economic downturn.

Management believes the telecommunications infrastructure of developing countries is in the early stages of evolution and competition is not well established. In the past, developing countries would typically purchase older, previously deployed communications technology and equipment. However, the lack of a copper cable infrastructure, the desire to become more technologically advanced, and the rapid growth in cellular communication and electronic commerce have driven most developing countries to choose fiber rather than copper to develop a sophisticated communications network. These countries must first install a fiber optic infrastructure of trunk and feeder lines followed by fiber, copper or wireless to the subscriber loop. The Company is initially targeting the large fiber optic cable manufacturing companies in Asia, the Middle East, the Pacific Rim, and certain European and Eastern European markets. Ten employees plus several strategically located agencies devote substantially all of their time to sales and marketing, covering several regions throughout the world, including the United States, South America, Western and Eastern Europe, Asia Pacific, the Middle East and Africa. In certain areas of these regions, independent sales representatives assist in the sales and marketing efforts.

STRATEGIC RELATIONSHIPS
-----------------------

The Company continues to increase market penetration in optical fiber markets through strategic alliances and/or joint ventures. The Company has several strategic customer relationships and has established two joint ventures. In addition, discussions are presently underway with potential foreign and domestic investors, and joint venture partners, including cable manufacturers, to build plants for producing optical fiber and optical fiber preform that would supply existing or planned fiber optic cable plants.

These relationships are being structured for the Company to provide the preforms and/or fiber and the related technology requirements, and the other partner to provide the financing, operating, and local marketing expertise. Using this approach, it may be possible for the Company to more rapidly obtain market share with a relatively small capital investment.

EXPANSION
---------

The Company anticipates that product demand will continue to be generated from its strategic alliances, as well as from independent manufacturers of fiber optic cable. The Company intends to capitalize on the expected long-term growth of the fiber optics industry by constructing a number of facilities to produce optical fiber and optical fiber preforms. The Company plans to use a well-balanced, phased-in approach for establishment of these facilities.

In response to customer demand for the Company's fiber, the Company has begun implementing its capacity expansion program. A second, larger facility in Jena, Germany has completed construction and was officially opened February 14, 2002. This new facility will improve manufacturing efficiency, increase the Company's competitiveness in the marketplace, and will more than double the capacity of the original FCJ plant during the first phase of the project. The Company has received financing commitments for the second phase of the project that will allow FCJ to complete furnishing the new facility with additional equipment that will further increase capacity.

The Company's Brazilian subsidiary, Xtal, has a current capacity of over 1,000,000 kms of single-mode fiber per year. With the integration of FiberCore and Xtal technologies and some additional investment, this capacity is expected to more than double within the next two years. The technology integration has already had an effect, increasing Xtal's capacity from 500,000 kms in 1999. The plant also has available excess building space as well as land for new construction, which will allow the Company to add auxiliary processing equipment to further accelerate capacity increases. In the longer term, the Company is planning on new facilities in South Africa, United States and Asia.

COMPETITION

The Company is the only "pure" fiber supplier in the Western Hemisphere and Europe. With Corning, OFS (formerly Lucent) and Alcatel all involved in manufacturing cable and have limited (fiber) supply, independent cablers have turned to FiberCore for fiber, which has altered the competitive environment. Due to this high demand for the Company's fiber and to increase market share, the Company has concentrated on manufacturing and selling fiber rather than preform. During 2000, the Company began increasing its fiber manufacturing capability at FiberCore Jena in Germany, and in June 2000 acquired Xtal in Brazil. In addition, the Company is increasing capacity through the new facility in Jena and will be increasing capacity in Brazil through an equipment and facilities expansion. In the second half of 2001 and into 2002, the major fiber producers, such as Corning and Japanese and Korean producers, who normally use most of their production to supply their own cabling facilities and do not normally compete directly with the Company, have entered into the independent market in a stronger way due to the slowdown in the single-mode market. This has contributed to lower prices in the fiber market and making contracts with new customers more competitive.

FIBER
-----

The competition in multimode fiber products is limited to a few manufacturers in North America and Europe. They include Corning, Inc., OFS (formerly Lucent Technologies), Alcatel, and Plasma Optical Fiber. Management believes that Corning, Inc., OFS, and Alcatel generally supply the majority of their production to their own cabling facilities and/or joint venture partners. Therefore, in the US and Europe, multimode fiber will be the Company's primary product, due to the Company's unique technological and cost advantage, coupled with the fact that the other three large U.S. producers do not focus on the multimode fiber as their primary business. Furthermore, FiberCore plans to offer several types of multimode fibers for specific applications and performance advantages. These include different glass composition for radiation resistant fiber for Government applications, high performance multimode fiber for emerging network protocols, such as 1 and 10 Gigabit Ethernet, and special coatings for customer specific applications. Additionally, because of manufacturing flexibility, the Company is positioned to respond quickly to special customer requirements and applications.

The competition in the single-mode fiber market is much more extensive than in the preform market or the multimode fiber market. Most of the competition for fiber comes from Corning, Inc. and OFS in North America and Europe and from Corning, Furukawa and Sumitomo in Asia. Competition in the fiber market was primarily based on availability and quality and during the last global shortage enabled the industry to raise prices after many years of falling prices. The recent downturn in the economy that affected global demand for single-mode fiber has also once again driven pricing to record low levels caused primarily by a number of large producers trying to deplete high levels of inventory. The Company believes that single-mode pricing will start to increase again in the second half of 2002 or early 2003 along with increased and growing demand. In the past, with some exceptions, the Company's fiber has been generally priced at comparable levels to fiber manufactured by the larger producers. Overall, changes in both product and manufacturing have enabled the Company to keep pace with global pricing trends and, if required, compete below market levels. The Company began actively marketing its new line of high performance products to support emerging protocols, as well as our ValuGrade and EconoGrade line of products, which have excellent price/performance characteristics.

PREFORM
-------

Management believes that there is limited competition in the sale of preforms to cable manufacturers who draw their own fiber. Such competition, however, is expected to grow. The largest competitor in this product is Shin Etsu, a Japanese company. In addition, Alcatel supplies limited quantities of single-mode preform.

The predominant practice of most fiber manufacturers is to make fiber optic preforms only for their internal use and not to sell preforms to other fiber-optic manufacturers. Management believes these large companies will not enter the preform market because of the built-in inherent disincentive in selling preforms; they have already invested heavily in plant, equipment and technology to convert preforms into fiber and/or cable, and by selling preforms they would be giving up value-added margins. The Company's customers are not vertically integrated and require preforms that are in limited supply. This is particularly true in Asia where the Company has made significant strides in marketing its preforms to many of the newly established cable companies set up to take advantage of the significant growth expected over the next 5 to 10 years.

CUSTOMERS, INVENTORY, BACKLOG AND ADVERTISING

A key element of the Company's marketing strategy is to maintain sufficient raw material and finished goods inventories to enable the Company to fill customer orders promptly.

CUSTOMERS REPRESENTING OVER 10% OF SALES
----------------------------------------

For 2001, one customer exceeded the 10% level of overall sales. Cabelte Cabos Electricos S/A represented 19% of the Company's sales in 2001 and 11% in 2000. In 2000, Furukawa Industrial S/A was the only other company that exceeded the 10% level with sales to them totaling 11% of all sales. In 1999, 4 companies exceeded that level - Leone AG (24%), Pinnacl (21%), Siemens AG (10%), and Optical Cable Corp (10%).

The Company is seeking to decrease its dependency on any one customer by expanding its presence in more markets and adding new customers each year. In previous years, the loss of any of the largest customers (in percentage of sales) would have had a material adverse effect on the Company. The broadening of the Company's customer base coupled with longer-term contracts and agreements presents less risk in the event that any of the largest customers decide to cancel contracts or orders. However, the loss of business in the second half of 2001 from our largest customer, when combined with the overall market slowdown, particularly in South America, had a significant negative impact on our business during that period and was the major contributor to the change from a net profit of $6 million in the first half of 2001 to a net loss of $5.5 million in the second half of the year.

BACKLOG, SALES AND ADVERTISING

At December 31, 2001, the Company had a backlog of orders approximating $292 million ($190 million at December 31, 2000), of which approximately $48 million is currently scheduled for 2002 shipments. This backlog represents a 54% increase over the backlog in the previous year. This number may change as a result of re-pricing mechanisms in the Company's contracts and potential re-schedules due to changing business conditions. All backlog numbers are calculated based on pricing levels in effect as of the date indicated. The backlog does not include any orders taken or anticipated in 2002. The increase in the order backlog reflects the strong market for fiber during the first half of 2001, which resulted in the Company booking a significant number of multi-year contracts, as well as the Company's position as the only "pure" fiber supplier in the Western Hemisphere and Europe. The Company also had additional bookings in the second half of 2001 as it added new business in the Asia Pacific region. However, these bookings were more than offset by the shipments during the period and the re-pricing of existing backlog under the periodic price setting structure of most of the Company's long-term contracts with customers. The Company also experienced a re-scheduling from many of its customers, particularly in the South American market, which had the effect of pushing out the planned delivery schedule of the backlog. However, during this period the Company has not experienced any cancellations of orders or contracts to date.

During 2001, seventeen of the Company's employees were engaged in sales activities, five in Europe, two in North America, eight in South America, and two in Asia, the Middle East and Africa along with several agencies located within Asia. Assisted by local representatives, management intends to establish strategic relationships with key managers of local CATV, telephone, and cable companies. In addition, other management executives are engaged in negotiating long-term supply agreements with current and potential customers.

PATENTS

In order to be competitive in the hi-tech industry, companies invest significant resources in research and development. To protect these valuable intellectual properties, companies file patent applications. The Company is also heavily invested and highly dependent on its patents. The Company's long-term strategy includes becoming a low-cost producer of fiber optic preforms and optical fiber to independent manufacturers of fiber optic cable. To do this, the Company must continually improve its manufacturing processes at its facilities by implementing the Company's patented technologies, by developing new techniques that lower production costs, and by offering new and competitive products. With these patents, manufacturing efficiencies are increased, thereby reducing manufacturing cost and improving overall profitability. The Company is also able to expand its business and reduce the need for cash financing by leveraging the Company's intellectual property. For example, in the South African joint venture, the Company contributed the value of its technology in return for a 50% interest in the joint venture while contributing cash for an additional 10% interest. Similarly, because of increases in manufacturing efficiency provided by the Company's patented technology, the Company can increase capacity with less equipment than otherwise needed. By capitalizing on its technology, in this manner, the Company reduced its cash requirements and the likelihood of additional shareholder dilution. The Company plans to use this financing technique in future transactions when and as appropriate. The Company's patents also help protect the Company from competition by preventing others from using the technology covered by the patent. In 1997 and 1998, the Company filed two patent applications in the U.S. for a process, which the Company believes will improve the cost and efficiency of producing optical fiber preforms. The 1997 patent filing was approved by the U.S. Patent office July 3, 2001 and issued with USP Number 6,253,580. This U.S. patent relates to the Company's unique POVD technology. The Company has filed the corresponding patent applications in many foreign countries through the Patent Cooperation Treaty (PCT) and expects that counterpart filings will be issued in the near future, while the same POVD patent has been issued in South Africa already. In March 2001, the Company filed another patent application that resulted from the continuing POVD development efforts. Two more patent disclosures were prepared and they are currently under review and preparation for filing the application.

The Company is the registered owner in the United States of three patents covering its cable monitoring systems and fault locating methods. The Company acquired from Norscan a patent issued by the United Kingdom for the same technology. In addition, the Company has filed international patent applications covering this technology in various other countries around the world, although none have yet been granted. Pursuant to the Company's agreement with Norscan, Norscan has the right to a Canadian patent re-issuance and may otherwise use the technology in Canada. The Company has improved upon Norscan's technology and obtained a European patent and United States patent, Patent No. 5,077,526, that expires in 2008 covering the improvements. The Company also owns a United States patent, Patent No. 4,947,469 expiring in 2007, and a European patent covering a cable fault location method. In addition, the Company owns a United States patent covering the provision of backup power to optical communications systems.

The Company's ability to compete effectively will depend, in part, on its ability to protect its intellectual property. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. Furthermore, there can be no assurance that others will not independently develop products that are similar or superior to the Company's products or technologies, duplicate any of the Company's technologies, or design around the patents issued to the Company. In addition, the validity and enforceability of a patent can be challenged after its issuance. While the Company does not believe that its patents infringe upon the patents or other proprietary rights of any other party, other parties may claim that the Company's patents do infringe upon such patents or other proprietary rights. There can be no assurance that the Company would be successful in defending against such a claim of infringement. Moreover, the expense of defending against such a claim could be substantial.

INTERNATIONAL OPERATIONS

The Company is subject to all the risks of conducting business internationally. These risks include unexpected changes in legislative or regulatory requirements and fluctuations in the United States Dollar, the Japanese Yen, the Euro, the Brazilian Real, and other currencies in which the Company is doing business from time to time. The business and operations of FCJ and Xtal are subject to the changing economic and political conditions prevailing from time to time, primarily in Germany and Brazil, respectively. In addition, Brazil's economy has been subject to periods of high inflation. FiberCore Asia, the Company's joint venture in Malaysia, which has been delayed because of the recent financial crisis in Asia, is subject to similar international risks. There is also the threat of regional conflict. The Company's participation in MEFC is subject to the risks of doing business in Saudi Arabia and the Middle East in general. These risks include, but are not limited to, the threat of regional conflict. To date, essentially all of the Company's revenues have come from its subsidiaries, FCJ and Xtal.

TRADEMARKS

FCJ is the owner of the registered trademarks InfoGlas(R) and EconoGrade(R) under which it markets its optical fiber products.

SEASONALITY

The Company's business does not have strong seasonal fluctuations and the Company does not expect material seasonal variations to revenue.

RAW MATERIALS

The Company presently can purchase all its raw material requirements for its optical fiber and preform business. The major component of a preform is silica glass tubing, which is available in various sizes. Various high purity gases such as oxygen, nitrogen, argon, helium, chlorine and chemicals such as silicon tetrachloride, silicon tetra fluoride and germanium tetrachloride are used in the process of manufacturing preform. During 2001, FCJ purchased approximately 95% of its key glass- tube raw material from Heraeus Quarz Glas GmbH & Co. KG ("Heraeus") located in Hanau, Germany. Heraeus accounted for approximately 95% of the German facilities glass tube requirements in 2000 and 1999 as well. During 2001, Xtal purchased approximately 55% of its preform requirements from Shin Etsu, a Japanese Company, and 81% of its requirement in 2000. In early 2002, the Company entered into a five-year contract with Heraeus to supply tubes. Quantities under the contract, together with glass from other sources are expected to satisfy most of the Company's current needs. Under the contract, the supply of glass increases significantly in 2002, in line with the Company's existing commitments from its customers. Quantities for 2003 will be set within the next several months. The contract contains mutual "take or pay" provisions to the extent that the Company purchases less than or Heraeus delivers less than the agreed upon annual percentage covered by the annual purchase order. For 2002 and 2003, the agreed upon percentage rates are 80% and 70%, respectively. Given the Company's backlog, it is unlikely that the Company will suffer any material consequences as a result of its purchasing less than the agreed upon percentage.

Xtal is party to a three year take-or-pay contract, expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001, Xtal purchased approximately $10,900,000 of product under the contact. The contract calls for monthly purchases of preform with 50% of the volume at a fixed price and 50% to be set quarterly based on market prices. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement which is not a take-or-pay agreement.

If the Company becomes unable to secure its raw material requirements, as needed, there can be no assurance that the Company will be able to obtain raw materials on commercially acceptable terms, and such failure to obtain raw materials could have a material adverse effect on the Company. To limit the possibility of future shortages of key materials, the Company has successfully identified alternate suppliers. In addition, the Company plans to augment its tube requirements through its own internally manufactured tubes, using its new POVD technology. The Company believes this technology will yield a significant competitive advantage through increased manufacturing efficiency and reduced production costs. Both FCJ and Xtal have the capability to manufacture the high-purity synthetic core glass using a first purchased cladding tube, as well as adding purchased cladding tubes using the Company's patented production process.

EMPLOYEES

At December 31, 2001, the Company employed 398 persons, of whom 3 are officers, 59 are in sales and administration, 310 are in manufacturing and 26 are principally in research and development. Of the 398 employees, 34 are headquartered in the United States, 173 in Brazil, and 191 in Germany. Almost all of Xtal's production and industrial employees are members of a union. The collective bargaining agreement covering substantially all members (executives are not covered) provides for an annual distribution to employees of a specified amount, as agreed by the Union and Xtal in the first quarter of each year, for the following year. DCI employs a number of people through various unions in connection with installation of fiber optic networks. As of year-end, DCI employed 21 union employees. DCI pays wages for these employees, however all benefits are provided through the unions. DCI pays union dues to cover these costs. There are no collective bargaining agreements with these employees. The Company is not party to any other collective bargaining agreements and the Company does not maintain a pension plan. The Company considers its relations with employees to be satisfactory and believes that its employee turnover does not exceed the industry average.

ITEM 2.     PROPERTIES


The Company leases 5,000 square feet of office space as its Corporate Headquarters in Charlton, Massachusetts. The monthly rent is $2,750, and the rental agreement is on a monthly basis.

The Company, through its subsidiaries, has two manufacturing facilities. FCJ's original facility is located in Jena, Germany. That manufacturing facility is leased at a monthly cost of approximately $23,000 and occupies approximately 47,000 sq. ft., including 23,500 sq. ft. of production space, 15,000 sq. ft. of office and storage space and an additional 9,000 sq. ft. of outside facilities for gas storage tanks. FCJ owns all machinery and equipment, subject to certain restrictions, at the Jena facility. In 2000, the term of the lease for the Jena operation was extended to December 31, 2003 and is renewable for additional successive one-year terms, at the option of the Company; the Company intends to remain in this facility and will use it in conjunction with a newly constructed facility in Jena-Maua, which will become operational in 2002. Xtal owns the land and buildings at its facility in Campinas, Brazil, which includes approximately 5 acres of land. The site is comprised of 6 separate buildings for a total of 70,000 sq. ft. that contain 14,000 sq. ft. of production space, 21,000 sq. ft. of support and storage space, 14,000 sq. ft. of external facilities for gas storage tanks and other space, and 21,000 sq. ft. of office space.

The Company maintains casualty and liability insurance at both facilities.

The Company has a deposit on 18 acres of land for the purpose of building a facility in Thailand.

ITEM 3.     LEGAL PROCEEDINGS


The Company is currently in litigation with Techman International Corp. ("Techman") and M. Mahmud Awan ("Awan") who controls Techman, relating to certain investments, contracts and other claims. Both parties are seeking approximately $500,000 in cash. In addition, the Company is suing Techman and Awan for the return of shares that have been canceled by the Company because of the failure of Techman and Awan to satisfy certain conditions related to their issuance. The litigation is in the discovery and motion phase. The Company believes that its claims against Techman and Awan are good and that it will ultimately prevail on its claims, but given the uncertainties inherent in litigation, the outcome cannot be predicted with any reasonable certainty at this time.

Xtal is party to a 3 year take-or-pay contract expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001, Xtal purchased approximately $10,900,000 of product under the contact. The contract calls for monthly purchases of preform with 50% of the volume at a fixed price and 50% to be set quarterly based on market prices. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement which is not a take-or-pay agreement. The total amount in dispute is approximately $4,400,000, with approximately $1,750,000 related to the take-or-pay contract. Xtal and the Company have submitted their position to the arbitration panel. However, if Xtal were to ultimately lose, Xtal could be required to purchase the preforms in question as well as pay the costs of arbitration. In that case, the legal costs of arbitration would negatively impact the Company's operating results, but the costs of the material would become part of inventory/cost of sales. This could potentially have a negative operating impact as well, depending on the price of the preforms determined in the arbitration ruling versus the market price of the preforms at the time of the ruling. The parties have had settlement discussions during this period but have not reached an agreement at this time. Xtal has continued to purchase preforms from Shin Etsu under the contract since the fourth quarter of 2001.

In addition to the above, the Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.



                   (The remainder of this page intentionally left blank.)

                                    PART II
                                    -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS


In November, 2000, the Company's stock began trading on the NASDAQ small-cap market. The Company's stock previously traded on the Over the Counter (OTC) Bulletin Board. There were 248 holders of record and approximately 15,000 beneficial owners of Common Stock as of January 28, 2002. Set forth below for the periods indicated are the high and low prices for the Common Stock as reported on the Bulletin Board and Nasdaq small-cap. The Company's stock trades under the symbol FBCE.

STOCK PRICE AND DIVIDEND POLICY

PERIOD                        HIGH         LOW

2001

      4th quarter            $ 3.14        $2.06
      3rd quarter            $ 6.35        $2.25
      2nd quarter            $ 7.09        $3.75
      1st quarter            $ 8.63        $3.56
2000

      4th quarter            $ 7.16        $2.19
      3rd quarter            $ 9.31        $4.41
      2nd quarter            $ 7.00        $2.81
      1st quarter            $11.00        $1.72


The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition, contractual and legal restrictions and other relevant factors. Under the Fleet Loan Agreement, and related documents, the Company is prohibited from paying dividends as long as the loan remains outstanding. The Company does not expect to declare or pay any dividends in the foreseeable future. In addition, the ability of the Company to pay cash dividends in the future will be subject to its ability to meet certain other of its obligations.

See  Footnote  11 -  Stockholders'  Equity for a  description  of recent  equity transactions.

ITEM 6.     SELECTED FINANCIAL DATA


SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data of the Company for each of the years 2001, 2000, 1999, 1998, and 1997 has been derived from the audited financial statements and notes thereto of the Company and its predecessors. The information set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                                  YEARS ENDED DECEMBER 31,
                                  -----------------------
                          (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                    2001          2000(1)    1999        1998            1997
Operating Data:                     ----          ------     ----        ----            ----
  Net Sales                      $  52,362    $   36,919   $ 12,126    $ 8,201     $     7,078

  Costs and expenses:.........
  Cost of sales...............      36,084        25,118      9,820       6,534          5,702
  Selling, general, and
   administrative.............       8,692         5,071      3,237       2,981          3,148
  Research and development....       2,189         1,459        722         475            434
  Interest expense, net.......       2,028         5,832        952         746            638
  Other income (expense), net.         484           226       (336)        208           (213)
  Income (loss) before           ----------   ----------   ----------  ----------  ------------
   provision for income taxes
   and minority interest......       3,853        (335)      (2,941)     (2,327)        (3,057)
  (Provision) benefit for
   income taxes...............      (3,006)     (2,054)         937         (15)          (21)
  Income (loss) before           ----------   ----------   ----------  ----------  ------------
   minority interest..........         847      (2,389)      (2,004)     (2,342)       (3,078)
  Minority interest in income
   of consolidated subsidiary.        (367)       (308)          --          --             --
                                 ----------   ----------   ----------  ----------  ------------
  Net income (loss)...........         480   $  (2,697)   $  (2,004)  $  (2,342)   $  (3,078)
Income (loss) per share of       ==========   ==========   ==========  ==========   ===========
  common stock................
Basic.........................   $    0.01   $   (0.05)   $   (0.05)  $   (0.07)   $    (0.09)
                                 ==========   ==========   ==========  ==========   ===========
Diluted.......................   $    0.01   $   (0.05)   $   (0.05)  $   (0.07)   $    (0.09)
Weighted average shares          ==========   ==========   ==========  ==========   ===========
  outstanding:................
Basic.........................   58,074,724   49,043,882  36,610,544   35,833,501   35,744,182
Diluted.......................   63,885,536   49,043,882  36,610,544   35,833,501   35,744,182
Balance Sheet Data:
  (Deficiency) Working capital       (1,319)       2,047       1,041        1,425        3,208
  Total assets................       92,983       67,453      24,062       25,768       26,107
  Long-term obligations.......       22,475        9,849       9,563       10,204        9,851
  Total liabilities...........       49,491       28,551      14,085       14,864       13,351
  Minority interest...........        5,117        4,750       3,263        3,263        3,217
  Accumulated deficit.........      (19,413)     (19,893)    (17,196)     (15,192)     (12,850)
  Stockholders' equity........       38,375       34,152       6,714        7,641        9,539

1)Includes  results  from  the  acquisition  of Xtal as of  June  1,  2000.  Additionally, interest  expense,  net,  includes $5,405 of non-cash,  non-recurring  interest expense on convertible debt.

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

The Company's principal operating companies are FCJ and Xtal. FCJ manufactures both multimode and single-mode fiber and preforms with an emphasis on the multimode market; Xtal manufactures both multimode and single-mode fiber and single-mode preforms with an emphasis on the single-mode market.

The Company maintains its corporate headquarters in Charlton, Massachusetts, which is staffed primarily by executive, accounting and administrative personnel. The following discussion and analysis of the results of operations is based on the Company's audited financial statements for the years ended December 31, 2001, 2000 and 1999.

CRITICAL ACCOUNTING POLICIES

For a detailed discussion of the Company's accounting policies, refer to the Summary of Significant Accounting Policies on page 43 for a summary of significant accounting policies.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.

REVENUE RECOGNITION:

The Company recognizes revenues in accordance with invoice terms, typically when products are shipped and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, additional allowances may be required.

INVENTORY VALUATION:

Inventory is valued at the lower of actual cost to purchase and/or manufacture the inventory or the estimated market value of the inventory. The Company provides estimated inventory allowances for slow-moving and obsolete inventory based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

ACCOUNTS RECEIVABLE:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

VALUATION OF LONG-LIVED ASSETS:

We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations

RESULTS OF OPERATIONS

Year Ended December 31, 2001

The results for the twelve-month period include the operations of DCI, which was acquired on June 1, 2001 and merged into ALT as of the date of the acquisition, and the results of Xtal, which was acquired June 1, 2000. The results for 2001 includes a full year of operations for Xtal as compared to seven month's operations in 2000. Sales for the twelve-month period ended December, 31, 2001 increased by $15,443,000 or 42% compared to the comparable period in 2000. The increase includes twelve month's sales for Xtal of $32,392,000 for 2001, compared to sales for the full year of 2000 of $33,433,000, only $21,916,000 of which was included in operations of the Company since the acquisition date of June 1, 2000. The decrease in sales for Xtal as compared to the full year of 2000 was attributable to the dramatic decline in the South American fiber market as well as the worldwide market for single-mode fiber and deterioration of pricing during the last half of 2001. This included the loss of sales to a major customer in the second half of the year who was in breach of contract during that period, after buying fiber at significantly higher levels than 2000 during the first half of the year. Sales for Xtal decreased in the final seven-month period in 2001 as compared to the same period in 2000 by $8,737,000 or 40%.

The South American customer referenced above has paid all of the accounts receivable owed to the Company, approximately $3,200,000 which was part of the breach of contract. The Company is in ongoing discussions with this customer and expects to resume shipping fiber to this customer in the first half of 2002 at a significantly lower rate than in early 2001 due to the much lower demand levels that currently exist in the South American market. Shipments have not yet resumed to this customer. Xtal and the customer are operating under an existing contract, and the Company expects to be the primary supplier of optical fiber to this customer over the next several years. The Company would expect that sales will return to previous levels with this customer when the South American market strengthens to the level of early 2001 performance and assuming our customer is able to secure contracts at similar levels to its previous performance. There can be no assurance as to when and if these two conditions will occur. Notwithstanding that no shipments were made to this customer after July of 2001, total sales to them increased by over $4,000,000 from 2000 to 2001. If this customer had purchased product at the same volume level in the second half of the year as it did in the first half of the year, revenues would have been higher by about $8,000,000 after adjusting for declining prices during the period. Overall, the softening in the South American market, including the situation with the customer described above, and the associated reduction in pricing brought about by the overall softening in the worldwide single-mode fiber market, resulted in a reduction in sales of approximately $13,000,000 from the first half of 2001 to the second half of the year. As a result of the lower demand, the Company has been operating its Xtal facility at reduced production levels since September 2001. The Company does not intend to reduce production levels at FCJ, the Company's German subsidiary.

The Company expects volume and pricing to remain at depressed levels for the first and second quarters of 2002 and should begin to recover thereafter. Xtal is expected to have improved volume levels beginning in the second quarter of 2002 as a result of new business in the Asian market as well as new customers in South America. Sales from the Company's German subsidiary, FCJ increased by $3,783,000 or 25% for the year ended December 31, 2001. The revenue increases were primarily due to higher shipment volume to new and continuing customers. The majority of FCJ's shipments are multi-mode fiber and that market was not as adversely affected either in demand or pricing as the single-mode market. Company-wide, the volume increase in fiber shipments during 2001 represented an increase in sales of $15,800,000 while the net effect of pricing changes decreased revenues by $1,600,000 million as compared to 2000. However, pricing was higher during the first half of the year and then decreased significantly during the second half of the year.


                                      26-

Gross profit was $16,278,000 or 31% of sales in 2001 compared to $11,801,000 or 32% of sales in 2000. The $4,477,000 increase in gross profit occurred during the first-half of the year. Margins declined in the third and fourth quarters as a result of pricing pressures due to the slowdown in the overall fiber market and reached a low of (7%) in the fourth quarter. The sudden and unprecedented change in demand in the market has driven single-mode fiber prices down from their levels in the first half of 2001. This is expected to continue until industry inventories are trimmed and supply and demand factors become better aligned. The Company expects continued pricing pressure in the near term that will continue to negatively affect gross margins. The Company anticipates that the gross margins will improve later in 2002 as both volumes and pricing start to recover from the currently depressed levels in the single-mode fiber market. In addition, we expect margins will improve over time, as a result of higher production levels and continued cost reductions, process improvements and integration of technology between operations. Some variation can be expected from quarter to quarter as (i) incremental costs are incurred in connection with the installation and start-up of new equipment, and (ii) pricing variation due to scheduled market-pricing adjustments made on a quarterly basis in accordance with the terms of new and existing contracts.

Selling, general and administrative ("SG&A") costs increased $3,621,000 or 71% compared to 2000. SG&A costs were 17% of sales in 2001 as compared to 14% during 2000. The increase in percent of sales was attributable to the reduced sales levels during the second half of 2001, as SG&A was 11% during the first half of 2001. The inclusion of Xtal for the entire year of 2001 as compared to seven months in 2000 and the acquisition of DCI, accounted for $1,200,000 or 33% of the increase. FCQ and FCM accounted for approximately $125,000 of the increase as compared to 2000. Increases in personnel, legal and accounting fees, travel and trade show expenses at all locations accounted for the balance of the increase.

Research and development costs increased $730,000 or 50% over 2000. The Company intends to continue to invest in its research and development to increase production efficiency, reduce manufacturing costs and develop new products. The Company believes this investment will result in increased profitability through increased production efficiency.

Excluding the effect of non-cash interest charges, in the amount of $5,405,000, recorded in 2000 with respect to the deemed beneficial conversion attributable to $7,500,000 in notes issued to Crescent International, Ltd., interest expense would have increased by $1,477,000. The borrowings for 2001 were primarily related to expansion of facilities in Germany and Brazil and general working capital used at all locations. The Company had foreign exchange gains of $381,000 compared to a gain of $98,000 for 2000. The gains were principally due to the impact of the fluctuations in the value of the Brazilian Real versus the Japanese Yen and the German Deutsche Mark on foreign currency denominated invoices and loans for Xtal raw material purchases.

The Company recorded a tax provision of $3,006,000 for 2001, compared to a provision of $2,054,000 in 2000. The provision is primarily a result of taxable income earned at the Company's operations in Germany and Brazil. The provision reflects no tax benefits attributable to operating losses incurred in the U.S.

Year Ended December 31, 2000

The results for the twelve month period ended December 31, 2000 includes the operations of Xtal, from June 1, 2000.

Net sales for the year ended December 31, 2000 increased by $24,793,000, or 204%, over 1999. The increase includes the sales of Xtal for the seven months ended December 31, 2000 of $21,916,000. Additionally, sales from the Company's German subsidiary increased by $2,870,000 or 24% for the year ended December 31, 2000. The revenue increase is primarily due to increases in product shipped to new and continuing customers, as well as increases in product prices. High product demand, higher pricing and strong sales growth at both facilities continued to strengthen during the year.

Cost of sales increased by $15,298,000 or 156% over 1999 due to the increase in volume shipped, offset by a decrease in costs per unit of production. Of this amount, $14,978,000 relates to Xtal. Due to the mix of products sold, it is not practical to disclose costs per unit of production for each of the different products. Average production costs overall declined by approximately 26% from 1999 to 2000. This decrease in production costs was the result of changes in the mix of products produced, improved production yields (lower raw material consumption for the volume produced) and production process improvements resulting in a greater volume of production per machine hour. The Company continuously invests in process development to further reduce costs.

Gross profit was $11,801,000 or 32% of net sales in 2000 compared to $2,306,000 or 19% of net sales in 1999. Of the $9,495,000 increase, Xtal accounted for $6,938,000; FCJ accounted for $2,553,000, a 111% increase over the $2,306,000 reported for the prior year. The rise in gross profit results from the addition of Xtal, increases in prices and quantities shipped, and manufacturing process improvements.

Selling, general and administrative costs increased by $1,834,000 or 57%, over 1999. This increase is almost entirely attributable to expenses incurred by Xtal. Selling, general and administrative costs were 14% of net sales in 2000 compared to 27% of net sales in 1999, reflecting a higher sales base.

Research and development costs were $1,459,000, an increase of $737,000 or 102% over the prior year. Of this increase, $558,000 or 75% relates to Xtal. The Company intends to continue its research and development to increase production, reduce manufacturing costs and develop new products.

Interest income increased $257,000 in 2000 compared to 1999 primarily due to the increase in income from the investments of the DM 3,850,000 security deposit with the Sparkasse Jena and interest income from Xtal.

Non-cash interest expense of $5,405,000, which was offset by an increase in paid-in-capital, relates to the deemed beneficial conversion feature of the $7,500,000 convertible notes issued to Crescent International Ltd. in June and July 2000.

Other interest expense was $794,000 in 2000 compared to $1,062,000 in 1999. The decrease was attributable primarily to the repayment and conversion of 1999 outstanding loans.

The Company recorded a tax provision of $2,054,000 in 2000 compared to a net tax benefit of $937,000 in 1999. The provision for 2000 is primarily the result of taxable income earned by the Company's foreign operations in Brazil and Germany. The provision also reflects no benefit for U.S. operating losses and the $5,405,000 non-cash interest expense described above. In 1999, the Company recognized the future tax benefit of the remaining net operating loss carryover from the German subsidiary.

Excluding the effect of non-cash interest charges of $5,405,000, net income for 2000 was $2,708,000 rather than a net loss of $2,697,000 compared to a net loss of $2,004,000 for 1999. The primary cause of the $4,712,000 increase was the increase in sales, the increase in gross margins, the decrease in the percentage of selling, general and administrative expenses to net sales, partially offset by higher research and development expenses and the provision for taxes.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL
-------

The downturn in the economy and the telecommunications industry in particular as a result of cutbacks in capital spending, coupled with an overcapacity of installed fiber, affected global demand for single-mode fiber primarily in North America, South America and Europe starting in July, 2001. While projected volumes in Asia are still strong, pricing has eroded by more than 50% to record lows for single-mode fiber, caused primarily by decreased demand and a number of large producers trying to deplete high levels of inventory.

The Company expects pricing to level off in the second quarter of 2002 and begin increasing in the second half of 2002 or early 2003. We also expect to see demand start to increase in this same period in North America and Europe with the increase in volumes preceding price increases.

Multimode fiber was not affected as dramatically as single-mode fiber due to the economic downturn, but there was a decline in volume in the fourth quarter, primarily as a result of customers working down inventory. Pricing declined only 8 to 10%. The Company has started to see a recovery in multimode order volume since the beginning of 2002.

While we anticipate improvement in product demand and pricing over the course of the next year, these trends in both demand and pricing for fiber, while part of a periodic cycle in the industry, cannot be assured of reversing themselves in any certain time frame. If these factors do not improve, the Company will continue to be adversely affected which could result in continuing pressure on gross margins, further losses and negative cash flows from operations. This could impact on the Company's ability to meet its current obligations and to raise additional capital. The Company continues to focus on reducing product and SG&A costs to minimize the effect of the above trends while continuing to invest in development efforts to position the Company for the expected rebound in the industry. Additionally, the Company has the ability to utilize the remaining $15,000,000 of the equity line of credit with Crescent to meet capital needs in 2002.

The Company currently has a backlog of approximately $292,000,000, up from $190,000,000 at the end of 2000. Approximately $48,000,000 of this backlog is currently scheduled for delivery in 2002. This number may change as a result of re-pricing mechanisms in the Company's contracts and rescheduling due to changing business conditions. All backlog numbers are calculated based on pricing levels in effect as of the date indicated. The backlog does not include any orders taken or anticipated in 2002. The increase in the order backlog reflects the strong market for fiber during the first half of 2001, which resulted in the Company booking a significant number of multi-year contracts, as well as the Company's position as the only "pure" fiber supplier in the Western Hemisphere and Europe. The Company also had additional bookings in the second half of 2001 as it added new business in the Asia Pacific region. However, these bookings were more than offset by the shipments during the period and the re-pricing of existing backlog under the periodic price setting structure of most of the Company's long-term contracts with customers. The Company also experienced rescheduling from many of its customers, particularly in the South American market, which had the effect of pushing out the planned delivery schedule of the backlog. The Company intends to capitalize on the expected long-term growth of the fiber optics industry by constructing a number of facilities to produce optical fiber and preforms, using a well-balanced, phased-in approach for the establishment of these facilities.

A second and larger facility in Jena, Germany has recently completed construction and had its grand opening in February 2002. The capacity levels will be increasing throughout 2002 and 2003 as new equipment is brought online at this facility. The financing required for this expansion has been secured. This new facility will improve manufacturing efficiency; increase the Company's competitiveness in the marketplace, and more than double previous capacity levels in the first phase of the expansion and increase total capacity in Jena by over 200% when both phases of the expansion come online.

The Company's Brazilian subsidiary, Xtal, has a current capacity of approximately 1,000,000 kms of single-mode fiber per year. With the integration of FiberCore and Xtal technologies and some additional investment, this capacity is expected to more than double within the next 2 years. The technology integration has already had an effect, increasing Xtal's capacity from approximately 500,000 kms in 1999. The plant also has available excess building space as well as land for new construction, which will allow the Company to add auxiliary processing equipment to further increase capacity more rapidly. The Company had initiated expansion plans at Xtal before the recent slowdown in the marketplace. The schedule for this expansion has been delayed as a result of the slowdown in the single-mode market. However, the Company will continue to install new equipment that is designed to improve margins. In the longer term, the Company is planning on new facilities in South Africa, the United States and Asia.

The Company plans to finance the expansions through a combination of long-term borrowings, government grants, equity placements, and customer and internal financing.

DCI FiberCore is currently a small portion of the Company's revenue stream with $940,000 in revenue in 2001. The Company expects that this entity will be a rapidly growing portion of its business in the coming years. The combination of DCI's capabilities in designing, installing and maintaining telecommunications networks with the equipment capabilities of ALT should improve the sales potential of both parts of DCI.

In June 2000, the Company concluded a financing arrangement with Crescent International Ltd. with respect to a $30,000,000 commitment. Through a series of transactions in 2000, the Company sold $11,000,000 of securities pursuant to the arrangement and as of December 31, 2000, the Company could require Crescent to purchase up to $19,000,000 of additional shares of Common Stock, based on a market-based pricing formula; subject to certain terms and limitations set forth in the Company's agreements with Crescent and with respect to which Crescent has registration rights.

In December 2000, the Company closed on a $10,000,000, five (5) year revolving credit loan agreement with Fleet National Bank, but the maximum principal amount of the loan decreases by $750,000 on December 26, 2001 and each subsequent year. Loan payments, in the amount of $750,000, may be made by way of a reduction in the amount available under the credit facility. As of December 31, 2000 the Company borrowed $2,150,000. These funds were used to increase the capitalization of FCJ with respect to FCJ's $25,000,000 project financing, which closed in January 2001. The financing included approximately $11,000,000 in loans and equipment leases, and $8,000,000 in grants from agencies of the German government. The Company contributed the balance of the funds.

The Company is not relying on the conversion of warrants and options to fund its expansion plans; however, if all of the outstanding "in the money" warrants and options as of March 26, 2002 are exercised for cash, the total proceeds that the Company would receive upon the exercise is approximately $2,144,000. Some of these options and warrants have a cashless exercise feature, which could reduce the actual amount realized upon exercise.

In addition, a substantial amount of the Company's outstanding loans are long-term. Aside from the Fleet loan, principal under the 1996 Berliner Bank loan, which was assumed by Sparkasse Jena in 2001, is due and payable in 2006; however, interest at 6.25% is paid quarterly. The following changes in balance sheet amounts are net of the effect of the change in the currency exchange rates from December 31, 2000 to December 31, 2001.

Year Ended December 31, 2001

The Company generated negative cash flow from operations of $3,976,000 for 2001, compared to positive cash flow from operations of $9,171,000 for 2000. The decrease in operating cash flow resulted primarily from: the reduction of net income (excluding the non-cash interest expense in 2000) compared to 2000 of $2,228,000 that was primarily due to net losses in the second half of the year of $5,548,000; the build-up in finished goods inventory by $2,494,000, most of which occurred during the second half of the year due to the dramatic reduction in sales, as compared to a reduction of inventory in 2000 of $363,000; a change in accrued expenses and advance payments from customers of $3,438,000 as compared to 2000 due to the utilization of a $2,936,000 advance payment by a customer; an increase of only $1,064,000 in accounts payable in 2001 as compared to an increase of $3,164,000 in 2000; and an increase in other receivables of $4,691,000 compared to a $756,000 increase in 2000, primarily related to a $1,743,000 deposit due from a vendor in the first half of 2002 (this will be paid during the second quarter 2002), an increase in refundable taxes in both Germany amounting to $1,158,000 and in Brazil amounting to $1,763,000. These taxes are essentially VAT taxes, which are based upon raw materials and equipment purchases and refunded on the basis of future sales. The positive cash flow for the prior year included a $5,405,000 charge for non-cash interest expense.

The foreign exchange gains were attributable to the weakness of the Japanese Yen versus the Brazilian Real and the US Dollar in the fourth quarter of the year.

During the third quarter, one of the Company's larger South American customers breached its contract with Xtal. This breach consisted of missed payments of $3,200,000 for accounts receivable and the subsequent suspension of shipments starting in July. The cumulative effect of this breach, together with a lower demand from other customers, had a negative impact on cash flow during the quarter for Xtal. As a result of this situation, the Company had an increase in inventory levels at the end of the third quarter and therefore reduced production levels at the Brazilian facility during the third and fourth quarters. The Company also increased its short-term borrowings during the second half of the year to compensate for the reduced cash flow from operations during the period. The Company reached a resolution with this customer in October 2001. As of the end of January 2002, all of the outstanding receivables owed by the customer have been collected. The Company is currently negotiating with the customer with respect to shipments for 2002. The Company is currently active in the Asian market and expects to increase shipments to that market in 2002, after initial orders were taken and shipped in the fourth quarter of 2001. The Company is also focusing on increasing its shipments of multimode fiber out of Xtal in 2002. The Company has temporarily slowed its capacity expansion at Xtal, although expenditures for equipment that are expected to reduce production costs will continue in 2002.

The Company invested $24,813,000 in new equipment and facilities for both major locations during 2001, with most of the investment occurring in Germany. A new manufacturing facility was constructed for FCJ as part of the expansion process there and the grand opening was held in February 2002. The Company will continue to equip this new facility throughout 2002 and 2003. A building was acquired in Jena, Germany to house the 6 new machines that will be the initial operations of FiberCore Glas, which will begin production of glass tubes in the second half of 2002 using the Company's recently patented POVD process. Grant funds received related to the expansion in Germany amounted to $2,092,000. These funds reduce the cost basis of the assets acquired. Cash paid in connection with the DCI acquisition was $292,000, while cash acquired with the DCI acquisition was $27,000.

The Company received proceeds of long-term debt of $15,067,000 during 2001. These funds were used for the purchase of equipment and facilities at the Company's German and Brazilian locations to fund the expansion of these locations and for general working capital. In January of 2001, long-term debt was reduced by $4,000,000 as a result of the conversion by Crescent International, Ltd. of such debt into 1,570,680 shares of Common Stock of the Company. Upon conversion, the interest associated with the debt was waived. Additionally, there were principal payments on long-term debt for the year of $609,000. Proceeds of short-term notes payable amounted to $8,224,000 for 2001. These notes were used primarily for short-term working capital purposes in Brazil. Short-term notes for Xtal amounting to $1,190,000 were paid during 2001.

On August 20, 2001, the Company replaced its existing equity line of credit with Crescent International Ltd. ("Crescent"), which had an availability of $19,000,000 with a new equity line with Crescent providing for the same availability. The new agreement extends the period during which Crescent can be obligated to purchase the Company's common stock and contains several positive features, including a pricing mechanism more advantageous to the Company. The Company received net proceeds of $2,698,000 upon the sale of common stock to Crescent on August 22, 2001 pursuant to the new agreement, and net proceeds of $902,000 upon an additional sale on October 26, 2001. The proceeds from the foregoing sales to Crescent were used to fund capacity expansion and for other corporate purposes. The Company anticipates utilizing a portion of the remaining $15,000,000 of this equity line to reduce its short-term loans during 2002.

On January 15, 2002, the Company announced that it closed on a private placement of $6,000,000 in 5% Convertible Subordinated Debentures to institutional investors, with the option to increase the total dollar amount up to $9,000,000.

Under the terms of the transaction, FiberCore received $5,000,000 at closing and will receive an additional $1,000,000 upon the effectiveness of a registration statement, which was filed on February 12, 2002 in connection with the transaction. Each of the parties has an option to place up to an additional $3,000,000 of the Debentures under certain conditions, provided, the aggregate additional placement does not exceed $3,000,000. The proceeds will be used to support FiberCore's capital expenditure program, including the recently announced capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa and other corporate purposes.

As of December 31, 2001, contractual cash obligations, commitments and contingencies of the Company were as follows:

CONTRACTUAL CASH OBLIGATIONS
                                       Less than 1                         After 5
(Dollars in                Total          year      1-3 years   4-5 years   years
thousands)                -----          ----      ---------   ---------   -----

Notes Payable             $10,859      $10,859     $ ---         $ ---        ---
Long-term debt             20,724          702     8,500         3,507      8,015
Capital lease
obligations                 3,722        1,269     2,173           280        ---
Operating leases            8,615        1,882     5,102         1,631        ---
Unconditional
purchase obligations*      21,539       18,097     3,442           ---        ---
Total contractual         -------      -------   -------         -----      -----
cash obligations          $65,459      $32,809   $19,217        $5,418     $8,015
                          =======      ========  =======        =======    ======

* Refers to raw material purchase requirements under take-or-pay agrees as part of our ordinary course of business.


Year Ended December 31, 2000

For the year ended December 31, 2000, the Company generated $9,171,000 in cash from operating activities. This was a major improvement over the $348,000 used for operating activities in 1999. This significant improvement was due primarily to the increase in sales and gross profit, higher depreciation costs and other non-cash costs incurred, including a non-cash interest charge of $5,405,000, in 2000.

Accounts receivable increased by $2,629,000 due to the significant increase in sales in 2000 and the acquisition of Xtal compared to 1999. Inventory decreased by $363,000 also due to the increase in sales. Accounts payable increased by $3,164,000 in 2000 due to a decrease in payables at the parent company offset by an increase at FCJ and as a result of the acquisition of Xtal.

During 2000, the Company invested $9,950,000 in fixed assets, principally for the expansion project at FCJ and for equipment purchases at Xtal. Cash paid for the acquisition of Xtal amounted to $19,586,000.

The Company received net proceeds of $15,211,000 from the sale of common stock, principally from the exercise of warrants to purchase common stock by Tyco, and by Tyco's $9,000,000 purchases of common stock. The Company received proceeds from long-term debt, net of repayment of $9,741,000. The principal proceeds of long-term debt were $7,500,000 of convertible notes from Crescent, $3,500,000 of which, was converted to common shares of the Company prior to year-end and $4,000,000 that was converted in January. The Company also received $2,150,000 from Fleet Bank, that was used for the expansion at FCJ. Loan repayments in addition to the Crescent conversion included repayment of $9,000,000 to Algar, used for the Xtal acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its resulting designation. The Company adopted FAS 133, as amended by FAS 138, beginning January 1, 2001. Adoption of this new accounting standard did not have any impact on the Consolidated Statement of Operations. As of December 31, 2001, the Company had no forward exchange contracts or other hedging instruments.

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Company will adopt this new standard beginning January 1, 2002. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to an annual assessment for impairment by applying a fair-value based test. The Company anticipates that the adoption of this new standard will result in the discontinuation of annual goodwill amortization of approximately $530,000, in 2002. We have not completed our initial assessment of recoverability.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company will adopt this new standard beginning January 1, 2002. We do not expect the adoption of this standard to have material impact on the statement of financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company has two principal operating subsidiaries, which are located in foreign counties. FCJ is located in Germany and its functional currency is the Euro. Xtal is located in Brazil and its functional currency is the Brazilian Real.

FOREIGN CURRENCY RISK. FCJ may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the Euro or Deutsche Mark ("DM"). At December 31, 2001, FCJ did not have any outstanding forward exchange contracts. At December 31, 2001, the Company had a long-term loan denominated in DM totaling DM7,700,000. The principal of the loan is due at maturity, September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the interest cash flow requirements of the Company by approximately $22,000 for each of the years 2000 through 2005, and by approximately $16,000 in 2006.

Substantially all of the Company's sales are through FCJ, and Xtal, with a relatively small contribution from DCI. Additionally, at December 31, 2001, 35%, 48%, and 5% of the Company's assets are at its German, Brazilian, and Malaysian subsidiaries, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

INTEREST RATE RISK. At December 31, 2001, the Company had a long-term loan with an interest rate based on the prime rate or LIBOR. The Company selects either one, two or three-month Libor based on prevailing market rates. A 10% change in the interest rates on this loan would have increased or decreased interest expense by approximately $28,000 for 2001.

                   (The remainder of this page intentionally left blank.)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
Independent Auditors' Report................................................37
Consolidated Balance Sheets at December 31, 2001 and 2000...................38
Consolidated Statements of Operations for the Years Ended
December 31, 2001, 2000, and 1999...........................................39
Consolidated Statements of Comprehensive Income (Loss) for the Years
Ended December 31, 2001, 2000 and 1999......................................40
Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended December 31, 2001, 2000 and 1999................................41
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999............................................42
Notes To Consolidated Financial Statements for the Years Ended
December 31, 2001, 2000 and 1999............................................43

INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
FiberCore, Inc.

Charlton, Massachusetts

We have audited the accompanying consolidated balance sheets of FiberCore, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberCore, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 28, 2002

                        FIBERCORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

(Dollars in thousands except share data)                        2001     2000
                                                                ----     ----
                         ASSETS
Current assets:
  Cash.....................................................  $  1,721  $ 5,051
 Accounts receivable, less allowance for doubtful
   accounts of $703 in 2001 and $836 in 2000...............     8,436    8,332
  Other receivables........................................     5,398      707
  Inventories..............................................     8,099    6,193
  Prepaid and other current assets.........................     1,022      466
                                                              -------  --------
   Total current assets....................................    24,676   20,749
                                                              -------  -------
Property and equipment.....................................    50,124   26,033
Less - accumulated depreciation............................    (6,568)   (4,612)
                                                              -------  -------
   Property and equipment -- net............................   43,556    21,421
                                                              -------  -------
Other assets:
  Notes receivable from joint venture partners.............     4,948    4,949
  Restricted cash..........................................     1,753    1,849
  Patents, less accumulated amortization of $4,117 in 2001
   and $3,496 in 2000......................................     3,855    4,171
  Investment in joint venture..............................       925      925
  Deferred tax asset.......................................       383      722
  Goodwill, net of accumulated amortization of $882 in
   2001 and $363 in 2000...................................    10,897   11,336
  Other....................................................     1,990    1,331
                                                              -------  -------
   Total other assets......................................    24,751   25,283
                                                              -------  -------
   Total assets............................................  $ 92,983 $ 67,453
                                                             ======== ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current installment on long-term debt..  $ 10,859  $ 2,253
  Accounts payable.........................................     8,746    8,621
  Accrued expenses.........................................     5,966    4,892
  Advance payments from customers..........................       --     2,936
  Other liabilities........................................       424        --
                                                              -------   -------
     Total current liabilities.............................    25,995   18,702
  Deferred income..........................................     1,021       --
  Long-term debt...........................................    22,475    9,849
                                                            --------   -------
   Total liabilities.......................................    49,491    28,551
                                                            --------  --------
Minority interest..........................................     5,117     4,750
Commitments and contingencies (Note 10)
Stockholders' equity:

  Preferred stock, $ .001 par value, authorized 10,000,000
   shares; no shares issued and outstanding................        --       --
  Series A preferred stock, $ .001 par value, authorized
   1 share; 1 share issued and outstanding.................        --       --
  Common stock, $ .001 par value, authorized 100,000,000
   shares; shares issued and outstanding:  61,481,139 in
   2001 and 57,667,970 in 2000 ............................        61       58
  Additional paid-in-capital...............................    64,847   56,219
  Accumulated deficit......................................   (19,413) (19,893)
  Accumulated other comprehensive loss:
  Accumulated translation adjustment.......................    (7,120)  (2,232)
                                                              -------   -------
   Total stockholders' equity..............................    38,375   34,152
                                                              -------   -------
   Total liabilities and stockholders' equity..............   $92,983  $67,453
                                                              =======  ========

          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

(Dollars in thousands except share data)
                                            2001          2000         1999
                                            ----          ----         ----
Net sales............................       $52,362       $36,919      $12,126
Cost of sales........................        36,084        25,118        9,820
                                         ----------     ----------   ----------
Gross profit.........................        16,278        11,801        2,306
Selling, general and
  administrative expenses............         8,692         5,071        3,237
Research and development.............         2,189         1,459          722
                                         ----------     ----------   ----------
Income (loss) from operations........         5,397         5,271       (1,653)
Interest income......................           243           367          110
Non-cash interest expense on
  convertible debt...................            --        (5,405)          --
Interest expense.....................        (2,271)         (794)      (1,062)
Other income (expense), net .........           484           226         (336)
                                         ----------     ----------   ----------
Income (loss) before income taxes
  and minority interest..............         3,853          (335)      (2,941)
(Provision) benefit for income
  taxes .............................        (3,006)       (2,054)         937
                                         ----------     ----------   ----------
Income (loss) before minority
  interest ..........................           847        (2,389)      (2,004)
Minority interest in income of
  subsidiary.........................          (367)         (308)          --
                                         ----------     ----------   ----------
Net Income (loss)....................          $480       $(2,697)     $(2,004)
Income (loss) per share of common        ==========     ==========   ==========
  stock
Basic................................       $  0.01       $ (0.05)     $ (0.05)
                                         ==========     ==========   ==========
Diluted .............................       $  0.01       $ (0.05)     $ (0.05)
                                         ==========     ==========   ==========
Weighted average shares outstanding
Basic................................    58,074,724     49,043,882   36,610,544
                                         ==========     ==========   ==========
Diluted..............................    63,885,536     49,043,882   36,610,544
                                         ==========     ==========   ==========


          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(Dollars in thousands )

                                                2001        2000        1999
                                                ----        ----        ----
Net income (loss)                           $   480      $(2,697)   $ (2,004)
Other comprehensive (loss) income:
Foreign currency translation
  adjustments                                (4,888)      (1,226)       (466)
                                             ------      -------     ----------
Comprehensive loss                          $(4,408)      (3,923)     (2,470)
                                            ========     ========    ==========

          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(Dollars in thousands except share data)


                                                           ACCUMULATED
                                 COMMON STOCK                OTHER
                                                          COMPREHENSIVE  RETAINED          TOTAL
                                           PAR    PAID-IN   INCOME       EARNINGS      STOCKHOLDERS
                           SHARES        VALUE    CAPITAL    (LOSS)      (DEFICIT)        EQUITY
----------------------------------------------------------------------------------------------------
Balance, December
  31, 1998..............  35,936,463     $ 36     $23,337    $  (540)    $(15,192)       $ 7,641
Sale of stock for
  cash..................   1,000,000        1         249                                    250
Issuance of stock
  for conversion of
  debt..................   4,468,139        5       1,060                                  1,065
Issuance of stock
  options for
  services..............                               94                                     94
Discount on notes
  for value of
  warrants..............                              134                                    134
Foreign currency
  translation
  adjustment............                                         (466)                      (466)
Loss for the year.......                                                   (2,004)        (2,004)
-------------------------------------------------------------------------------------------------
Balance, December
  31, 1999..............  41,404,602     $ 42    $24,874     $ (1,006)   $(17,196)       $ 6,714
Sale of stock for
  cash..................   3,193,369        3     12,893                                  12,896
Issuance of stock
  for conversion of
  debt..................   8,704,275        9     10,164                                  10,173
Issuance of stock on
  exercise of
  options and
  warrants..............   4,132,800        4      2,405                                   2,409
Issuance of stock
  options for
  services..............     232,924                 478                                     478
Deemed interest on
  convertible debt......                           5,405                                   5,405
Foreign currency
  translation

  adjustment............                                    (1,226)                      (1,226)
Loss for the year.......                                                (2,697)          (2,697)
------------------------------------------------------------------------------------------------
Balance, December 31,
  2000..................  57,667,970    $ 58     $56,219   $(2,232)   $(19,893)         $34,152
Sale of stock for
  cash..................   1,826,487       2       3,787                                  3,789
Issuance of stock
  for conversion of
  debt..................   1,570,680       1       3,999                                  4,000
Issuance of stock
  options for
  services..............     163,333                 236                                    236
Issuance of stock
  options for
  acquisition of DCI....     252,669                 606                                    606
Foreign currency
  translation
  adjustment............                                    (4,888)                      (4,888)
Income for the year.....                                                  480               480
------------------------------------------------------------------------------------------------
Balance, December 31,
  2001..................  61,481,139    $ 61     $64,847   $(7,120)   $(19,413)          $38,375
================================================================================================


See accompanying notes to consolidated financial statements

                              FIBERCORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(Dollars in thousands except share data)            2001       2000      1999
Cash flows from operating activities:
  Net income (loss)........................       $   480  $ (2,697)  $ (2,004)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Issuance of stock options for services
   performed...............................           236       119         94
  Depreciation and amortization............         4,184     2,815      1,932
  Deferred income tax (benefit)............           297       100       (952)
  Non-cash interest expense................            --     5,405        391
  Foreign currency translation (gain) loss
   and other...............................          (761)      235        209
Changes in assets and liabilities:
  Accounts receivable......................          (905)   (2,629)    (1,185)
  Other receivables........................        (4,691)     (756)       411
  Inventories..............................        (2,494)      363        807
  Prepaid and other current assets.........          (557)      443        (41)
  Accounts payable.........................         1,064     3,164       (108)
  Accrued expenses.........................          (829)    2,609         98
                                                 --------  --------    --------
   Net cash provided by (used in) operating
     activities............................        (3,976)    9,171       (348)
                                                 --------  --------    --------
Cash flows from investing activities:
  Purchases of property and equipment......       (24,813)   (9,950)    (1,156)
  Reimbursement from government grant......         2,092       165        556
  Cash used for acquisition................          (292)  (19,586)        --
  Cash acquired from acquisition...........            27       196         --
  Other....................................          (700)      (17)       (49)
   Net cash used in investing activities...       (23,686)  (29,192)      (649)
Cash flows from financing activities:
  Proceeds from issuance of common stock...         3,789    15,211        250
  Proceeds from long-term debt.............        15,067    10,650         --
  Proceeds from notes payable..............         8,224       300        755
  Repayment of notes payable...............        (1,190)   (1,209)        --
  Repayment of long term debt..............          (609)       --         --
  Financing costs..........................          (590)     (328)        --
   Net cash provided by financing activities       24,691    24,624      1,005
Effect of foreign exchange rate change on
  cash.....................................          (359)      (39)       329
Increase (decrease) in cash................        (3,330)    4,564        337
Cash, beginning of year....................         5,051       487        150
Cash, end of year..........................       $ 1,721   $ 5,051     $  487
Supplemental disclosure:
  Common stock issued for conversion of debt       $4,000   $10,173     $1,065
  Property acquired under capital leases...         4,119        --         --
  Cash paid for interest...................         1,711       600        310
  Cash paid for taxes......................         1,005       778         --

================================================================================
                See accompanying notes to consolidated financial statements.

                              FIBERCORE, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Incorporation and nature of operations
--------------------------------------

FiberCore, Inc. (the "Company") is primarily engaged in the business of developing, manufacturing, and marketing single-mode and multimode optical fiber and optical fiber preforms for the telecommunications and data communications industry. The Company operates as a single segment enterprise.

The Company's principal operating companies are FCJ, a wholly owned subsidiary in Germany and Xtal, a 90% owned Brazilian company acquired June 1, 2000. FCJ manufactures both multimode and single-mode fiber and preforms with an emphasis on the multimode market; Xtal manufactures both single-mode and multimode fiber and single-mode preforms with an emphasis on the single-mode market.

In March 2000, FCJ formed FCM, a wholly owned subsidiary in Germany, which designs and manufactures the specialized fiber equipment used by the Company's operating units.

In May 2000, FCQ was formed in Germany as a wholly owned subsidiary of FiberCore, Inc. FCQ will be utilizing the Company's newly patented Plasma Outside Vapor Deposition ("POVD") technology to complement the supply of synthetic silica tube.

In April of 2001, FiberCore Glas (FCG) was formed in Germany as a wholly owned subsidiary of FCJ. FCG will be utilizing the Company's newly patented POVD technology to complement the supply of synthetic silica tube.

FiberCore Asia Sdn. Bhd. ("FC Asia") was formed in 1997 to construct an optical-fiber manufacturing facility in Malaysia. Construction of the Malaysian facility required loan financing which, due to the economic downturn in Asia, has been delayed.

FC Africa was formed in February 2002 as a joint venture between FCI and local investors in South Africa to construct an optical fiber manufacturing facility in the Cape Town, South Africa area. This facility will focus on the single-mode market for both domestic and export consumption and is expected to be operational by the second half of 2003.

The Company's common stock is listed on the Nasdaq Small-cap market.

Use of estimates in the preparation of financial statements
-----------------------------------------------------------

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

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Minority interest on the balance sheet includes 10% ownership of Xtal, by its former owner, Algar, S.A.

The Company holds a 51% ownership in FC Asia, which is consolidated in the financial statements. Minority interest on the balance sheet includes the Malaysian partners' 49% ownership.

The Company holds a 7% interest, carried at $925,000, in Middle East Fiber Cable Co. ("MEFC"), a cable manufacturing company that operates in Saudi Arabia. In 2001, the Company made approximately $975,000 in preform sales to MEFC and $807,000 in 2000. MEFC began operations in 1998 and the Company believes that its share in the value of MEFC exceeds its investment. The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC. The assets of MEFC also collateralize these credit facilities. At December 31, 2001, the Company was contingently liable for these loans in the amount of approximately $140,000.

Inventories
-----------

Inventories are valued at the lower of cost or market using the first-in, first-out method.

Property and equipment
----------------------

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

Restricted Cash
---------------

In connection with the 1997 expansion of the FCJ facility, the Company obtained a loan from the Berliner Bank in Germany. Sparkasse Jena in Germany assumed the loan under the same terms and conditions in 2001. Cash in the amount of German marks 3,850,000 (approximately U.S. $1,753,000 at December 31, 2001), has been deposited with this institution as collateral for this loan.

Patents
-------

Patents are amortized on a straight-line basis over seventeen years, which is the estimated useful life of the patents. The Company evaluates the recoverability of patents from expected future cash flows.

Fair value of financial instruments
-----------------------------------

The Company has financial instruments, which consist of cash, short-term receivables, accounts payable and notes payable, for which their carrying amounts approximate fair value due to the short maturity of those instruments.

The principal amount of the long-term debt approximates fair value because the interest rates on these instruments approximate current market rates.

Translation of foreign currencies
---------------------------------

The translation of foreign subsidiaries financial statements into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Unrealized gains or losses resulting from translation are included in stockholders' equity as other comprehensive income
(loss).

Revenue
-------

Revenue is recognized when products are shipped for all businesses.

Research and Development
------------------------

Research and development costs are expensed as incurred. The Company received $127,000, $209,000 and $161,000 in grants for research and development activities in 2001, 2000 and 1999, respectively. The grant funds received are accounted for in other income. The principal terms of the grants are that the grant funds received are used only for the specific project for which the grants were awarded and that the research project is completed in accordance with the terms of the grant award. The projects progress is evaluated on a periodic basis (usually quarterly) and in the event that the Company determined that the conditions of the grant were not met or the grantor has advised the Company that the funds were not used as intended, then the Company would record the liability at the date of such determination with an offsetting charge to income. The Company has completed or is completing all research projects in accordance with the terms of the grants and therefore has not recorded any obligation to repay any grant funds received.

Income taxes
------------

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

Earnings (loss) per share of common stock
-----------------------------------------

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes that outstanding common shares were increased by shares issuable upon the exercise of options and warrants for which market price exceeds the exercise price, less shares, which could have been purchased by the Company with the related proceeds.

Stock-based compensation
------------------------

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

Recent Accounting Pronouncements
--------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its resulting designation. The Company adopted FAS 133, as amended by FAS 138, beginning January 1, 2001. Adoption of this new accounting standard did not have any impact on the Consolidated Statement of Operations. As of December 31, 2001, the Company had no forward exchange contracts or other hedging instruments.

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Company will adopt this new standard beginning January 1, 2002. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to an annual assessment for impairment by applying a fair-value based test. The Company anticipates that the adoption of this new standard will result in the discontinuation of annual goodwill amortization of approximately $530,000, in 2002. We have not completed our initial assessment of recoverability.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company will adopt this new standard beginning January 1, 2002. We do not expect the adoption of this standard to have a material impact on the statement of financial position or results of operations.

Impairment of Long-Lived Assets
-------------------------------

The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from expected future undiscounted operating cash flows of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate the fair value of long-lived assets.

Reclassifications
-----------------

Certain amounts in the prior year financial statements have been reclassified to conform to the 2001 presentation.

(2)   EARNINGS PER SHARE

Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding, excluding common stock equivalents. Diluted EPS reflects the potential dilution of EPS that could occur if securities or other contracts to issue common shares were exercised or converted.

For the year ended December 31, 2001, basic and diluted earnings per share were calculated. For the years 2000 and 1999, there was no difference between basic and diluted earnings per share due to the losses of the Company.

The following table shows securities outstanding as of December 31, that dilute basic EPS. Since there were losses in 2000 and 1999, the securities listed below were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

                                                 2001        2000       1999
                                              ---------   ---------  ---------
Employee stock options......................  3,805,078   4,516,783   6,073,151
Warrants to acquire common stock............  2,005,734   3,368,276   5,190,613
Common stock to be issued for
  convertible debt..........................          0   1,570,680   5,616,699
                                              ---------   ---------   ---------
      Total.................................  5,810,812   9,455,739  16,880,463
                                              =========   =========  ==========


(3)   ACQUISITIONS AND STRATEGIC INVESTMENTS

On June 1, 2001, the Company acquired the capital stock of DCI Data Communications, Inc., a privately-held company located in Hyannis, Massachusetts. DCI was merged into FiberCore's Automated Light Technologies
(ALT) subsidiary and the merged entity was subsequently renamed DCI FiberCore, Inc. The Company expects DCI to boost the breadth of the Company's technical capabilities used in support of bringing optical fiber closer to the end-user. The results of DCI for 2001 were not significant to the results of operations set forth in the Company's consolidated financial statements.

DCI designs, installs and maintains low cost fiber optic networks, primarily in the northeast U.S., for local area network applications, such as those used in hospitals, universities, government and commercial buildings. When combined with ALT's current product line, which includes early warning detection systems that monitor and identify faults in fiber optic cables, cable protection devices and electro-optical talk sets, DCI will have a proprietary base of technologies to help bring fiber to the end-user.

The purchase price of DCI was approximately $1,100,000 and consisted, almost exclusively, of the issuance of 252,669 shares of FiberCore common stock. 101,068 of these shares of common stock are held in escrow and are contingently issuable based on certain conditions. The cost of the acquisition of $1,100,000 exceeds the estimate of the fair value of the net asset acquired by $520,000. This excess, which has been accounted under purchase accounting as goodwill, is being amortized over 20 years.

On June 20, 2000, the Company closed on an agreement to acquire, as of June 1, 2000, full ownership of Xtal FiberCore, Brasil (formerly "Xtal Fibras Opticas, S.A."), a wholly owned subsidiary of Algar S.A. The $25,000,000 purchase price is payable over a three year period; however, $2,500,000 is subject to achieving certain profitability targets. At the closing, the Company paid $10,000,000 in cash and issued to Algar a $10,000,000 note payable with interest at 6% payable on December 31, 2000 for 90% of Xtal. According to the terms of the agreement, the Company was entitled to receive a $1,000,000 discount if the $10,000,000 note was prepaid by August 31, 2000. On August 29, 2000, Algar's Chief Operating Officer, on behalf of Algar, agreed to allow the discount if the remaining $9,000,000 of the note was paid by September 8, 2000. On September 8, 2000, the Company paid $9,000,000 together with interest, to Algar. Subsequently, Algar disputed the understanding. On December 29, 2000, the Company, in full settlement of the dispute, paid Algar $200,000 receiving, in effect, an $800,000 rather than a $1,000,000 discount. At the closing, the Company also issued a $2,500, 6% note, payable in two installments of $1,250,000 each, on September 20, 2001, and on December 20, 2002, respectively. The obligation to repay the $2,500,000 note is contingent on Xtal's attaining specified profitability targets in 2000 and 2001; the targets in 2000 and 2001 were achieved. The Company may acquire the remaining 10% of the stock upon payment of an additional $2,500,000 plus 6% interest on or before June 20, 2003. The cost of the acquisition of $22,486,000 exceeds the estimate of the fair value of the net assets acquired by $11,699,000. This excess, which has been accounted for under purchase accounting as goodwill, is being amortized over twenty years.

Assuming the acquisition of Xtal had occurred at the beginning of each period presented, the pro forma net sales, gross profit, net loss and basic and diluted loss per share of common stock are provided below.

(DOLLARS IN THOUSANDS)                                          PRO FORMA
                                                         YEAR ENDED DECEMBER 31,

                                                          2000           1999
                                                        ---------      ---------
Net sales.......................................        $  48,408      $  29,898

Gross Profit ...................................        $  13,461      $   4,035

Net Loss .......................................        $ (2,390)      $ (5,420)

Basic and diluted loss per share of common
  stock.........................................        $   (.05)      $   (.13)

Weighted average shares outstanding ............       51,866,828     42,614,451


In November 1997, the Company entered into a joint-venture agreement with Federal Power Sdn. Bhd. ("FDP") and PNB Equity Resource Corporation ("PERC") to form FiberCore Asia Sdn. Bhd. ("FC Asia") in Malaysia. FC Asia was established to construct and operate an optical fiber preform manufacturing facility in Malaysia. The Company owns 51% of FC Asia, and FDP and PERC own 37% and 12%, respectively.

The Company granted FC Asia a license to use the Company's technology in exchange for the Company's ownership interest, and FDP and PERC contributed cash of $1,683,000 and notes of $4,949,000 for their ownership interests. Due to the economic situation in Malaysia and the Pacific Rim the debt financing required for the project has not, as yet, been obtained. The Company and the other shareholders in FC Asia are continuing to seek alternative financing and additional equity partners for FC Asia.

(4)   RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

(Dollars in thousands)                            2001       2000        1999
                                                 -----      -----       ------
Balance at beginning of period.............      $ 836      $ 220       $ 200
Additions charged to expense...............         --         17         409
Xtal allowance acquired....................         --        803          --
Deductions.................................       (133)      (204)       (389)
                                                ------     -------      ------
      Balance at end of period.............      $ 703      $ 836       $ 220
                                                ======     =======      ======

Other receivables consist of the following at December 31:

(Dollars in thousands)                           2001       2000
                                                ------   --------
Due from suppliers.........................     $2,369   $     --
Value added tax............................      2,921        567
Other......................................        108        140
                                                ------    -------
      Total................................     $5,398     $  707
                                                ======    =======

(5)   INVENTORIES

Inventories consist of the following at December 31:

(Dollars in thousands)                           2001       2000
                                               ------     ------
Raw materials...............................   $3,913     $4,418
Work-in-process ............................    1,379        992
Finished goods .............................    2,807        783
                                               ------     ------
      Total ................................   $8,099     $6,193
                                               ======     ======


(6)   PROPERTY AND EQUIPMENT

Property and equipment, including capital leases, consist of the following at December 31:

(Dollars in thousands)                    ESTIMATED
                                         USEFUL LIVES       2001        2000
                                         -----------    -----------  ----------
Land.................................                 $     1,562    $   1,248
Buildings............................      25 years         4,447        3,010
Vehicles.............................      5 years             13           --
Office equipment.....................     2-5 years           832          695
Machinery and equipment..............     2-12 years       25,317       16,006
Furniture and fixtures...............     5-7 years            21           21
Leasehold improvements...............     3-10 years          800          405
Construction in progress.............                      22,706        8,321
                                                      -----------   ----------
                                                           55,698       29,706
Less grant proceeds received.........                      (5,574)      (3,673)
                                                      -----------   -----------
      Total..........................                  $   50,124   $  26,033
                                                      ===========   ===========


Depreciation on property and equipment charged to expense was $2,946,000 in 2001, $1,793,000 in 2000 and $1,058,000 in 1999. Capital leases included above are $369,000 for buildings and $3,750,000 for equipment with accumulated depreciation of $243,000 as of December 31, 2001.

(7)   ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

(Dollars in thousands)                           2001       2000
                                              --------   --------
Accrued wages, benefits & taxes............   $  1,525   $  1,593
Accrued interest...........................        235        120
Accrued legal and audit....................        276        266
Accrued income taxes.......................      2,198        406
Other......................................      1,732      2,507
                                              --------   --------
      Total................................   $  5,966   $  4,892
                                              ========   ========

(8)   NOTES PAYABLE


Notes payable consist of the following at December 31:

(Dollars in thousands)                                          2001      2000
                                                                ----      ----
Notes payable to Banco ABC Brasil SA with interest at 10.5%,
due at various dates from January 6 through July 25, 2002         1,234    ---

Note payable to Banco BNL do Brasil SA with interest at
3.2%, due March 29, 2002                                            408    ---

Notes payable to Banco do Estado de Sao Paulo SA with
interest rates ranging from 3.2 - 5.0%, due at various dates
from February 27, 2002 through June 3, 2002                       2,346    179

Notes payable to Banco Sudameris Brasil SA with interest at
1.7%, due November 28, 2002                                       2,565    ---

Notes payable to Banco Bilbao Vizcaya Argentaria Brasil SA
with interest at 1.7%, due June 18, 2002                            501    ---

Note payable to Dresdner Bank with interest at 7.56%, due
February 20, 2001                                                   ---    312

Amounts outstanding under working capital loans from
Brazilian banks with interest rates ranging from 29% to 34%
due March 31, 2002                                                  584    512

Note payable to Algar S.A with interest at 6%, due
December 20, 2002                                                 1,250   1,250

Current portion of capital lease with Banco Votorantin SA
with interest at 19% maturing May 2004                            1,221    ---

Current portion of mortgage on building with Sparkasse Jena
with interest at 7% due June 30, 2011                                43    ---

                                                                   2001   2000
(Dollars in thousands)                                          ------- ------
Current portion of capital lease with AVV Thuringen GmbH
with interest at 15.75%, due November 1, 2006                        48    ---

Current portion of Fleet Bank loan - floating rate based on
Libor, due December 26, 2002                                        659    ---
                                                                ------- ------
Total                                                           $10,859 $2,253
                                                                ======= ======


At December 31, 2001, Xtal had notes payable to various Brazilian banks amounting to $7,638,000. The notes bear interest at annual rates ranging from 1.7% to 34%. The notes are due at various dates throughout 2002. The funds were used for working capital purposes.

At December 31, 2000, the Company's Brazilian subsidiary, Xtal maintained two lines of credit of approximately $512,000 with Brazilian banks. The notes bear interest at 18.33% per year. The notes, which were unsecured, were paid in full in January 2001. As of December 31, 2001, Xtal maintained two lines amounting to $584,000, with interest rates ranging from 29% to 34%.

Pursuant to the acquisition of Xtal, the Company issued $2,500,000 of 6% notes, payable in two installments of $1,250,000 each, on September 20, 2001, and on December 20, 2002, respectively. The obligation to repay the $2,500,000 note is contingent on Xtal's attaining specified profitability targets in 2000 and 2001; the profitability targets for 2000 and 2001 were met. At December 31, 2000, the first loan was booked. That loan was paid as of December 31, 2001. The second contingent loan was booked as of December 31, 2001 and is due with interest at 6% on December 20, 2002.

During April of 2001, Xtal purchased $3,750,000 of equipment under a capital lease with Banco Votorantin SA, with an annual interest rate of 19%. The lease will be paid off in May 2004. The principal portion of the lease due in 2002 is $1,221,000.

During August of 2001, FCQ borrowed $956,000 from Sparkasse Jena for the purchase of a building with an interest rate of 7%. Principal payments start June 30, 2002. The loan matures in June of 2011.

As of June, 2001, FCJ financed $369,000 towards the cost of a new building for FiberCore Machinery, with an interest rate of 16% due in November of 2006. The current portion of principal payments of $48,000 is reflected in notes payable.

The conversion prices of convertible notes either equaled or exceeded the trading price of the Company's stock on the date of issue. All of the proceeds of the notes were used for working capital.

(9)   LONG-TERM DEBT

Long-term debt consists of the following at December 31:

(Dollars in thousands)                                          2001      2000
                                                              -------   -------
Note payable to Sparkasse Jena, with interest at 6.25%,
due September 30, 2006.                                       $ 3,507   $ 3,699

Capital lease with AVV Thuringen GmbH. with interest at
15.75%, due November 1, 2006                                      280       ---

Mortgage payable to Sparkasse Jena with interest at 7% due
June 30, 2011                                                     913       ---

Notes payable to consortium of Banks in Germany at interest
rates ranging from 5.6% to 6.15% due March 31, 2011             7,102       ---

Convertible note payable to Crescent International, with
interest at 8%, due June 9, 2002 (Converted January 11,
2001).                                                            ---     4,000

Capital lease with Banco Votorantin SA with interest at 19%,
due May, 2004                                                   2,173       ---

Fleet Bank line of credit - Floating rate based on Libor,
due December 26, 2005, net of current installment.              8,500     2,150
                                                              -------    ------
Total                                                         $22,475   $ 9,849
                                                              =======   =======


During the year ended December 31, 1997, the Company drew down 7,700,000 German marks (approximately U.S. $3,507,000 at December 31, 2001) under a loan agreement with the Sparkasse Jena. The proceeds were used to fund the expansion of the Company's plant in Germany. The loan bears interest at 6.25% annually and is due on September 30, 2006. A cash deposit of approximately $1,753,000 collateralizes the loan. The Sparkasse Jena loan contains certain financial ratio covenants. At December 31, 2001, the Company was in compliance with these covenants.

On May 19, 2000 in a private placement, the Company issued 4,451,509 shares of common stock to Tyco Electronics Corporation, a wholly owned subsidiary of Tyco International Ltd, upon conversion of all outstanding debt and accrued interest, in the amount of $6,432,000. The remaining debt discount of $629,000 was recorded as a credit to additional paid-in-capital. In addition, Tyco paid $2,000,000 upon the exercise of warrants to purchase 2,765,487 shares of common stock. In connection with the debt conversion, Tyco released its liens on the Company's assets.

As part of a private placement transaction with Crescent International Ltd. ("Crescent"), the Company issued on June 9, 2000 and July 5, 2000 secured, two year, 8% convertible notes, in the amounts of $6,000,000 and $1,500,000, respectively.

On June 26, and December 29, 2000, Crescent converted $2,000,000 of the $6,000,000 note and the $1,500,000 note into 685,871 and 590,760 shares of common stock, respectively. The convertible notes are convertible into common shares of the Company at the lower of (i) the volume-weighted-average trading prices during the 10 trading days preceding the closing, or (ii) 93% of the average of the lowest three consecutive weighted-average trading prices during the 22 trading days preceding the conversion. In connection with the deemed beneficial conversion feature of the $6,000,000 and $1,500,000 note and, in accordance with accounting pronouncements, the Company recorded as of June 9, 2000 and July 5, 2000, $5,317,000 and $88,000, respectively, of non-cash interest expense offset by an increase in additional paid-in-capital. The adjustments have no effect to the net equity of the Company. The remaining $4,000,000 of the June 9, 2000 note was converted by Crescent on January 11, 2001 into 1,570,680 shares. In addition, Crescent released its liens and pledges on all collateral.

On December 26, 2000, the Company closed on a $10,000,000, five (5) year revolving credit loan agreement with Fleet National Bank, but the maximum principal amount of the loan decreases by $750,000 on December 26, 2001 and each subsequent year. Contemporaneously with each reduction, the Company shall repay to the Bank the amount, if any, by which the outstanding principal balance exceeds the loan commitment as so reduced, together with accrued interest and unpaid interest, thereon. The Company is required to pay commitment fees of 1% per annum on the unused balance of the Fleet revolving credit loan. The loan is guaranteed by Tyco Sigma Limited, a wholly owned subsidiary of Tyco International Ltd., pursuant to a Guarantor Indemnification Agreement entered into with the Company and three managing shareholders of the Company. Under the guarantee, the Company is obligated to make quarterly payments to Tyco Sigma Limited in an amount equal to 0.4% (1.6% annually) on the $10,000,000. At the Company's election, the interest rate is equal to either the bank's prime rate or 1.5% above the bank's LIBOR rate, which is set at one, two and three month intervals. In addition, so long as obligations remain owing to Fleet, the Company will not pay any dividends or make similar distributions. While the Company entered into a Pledge and Security Agreement with respect to substantially all of the Company's assets, as part of the closing, the Pledge and Security Agreement is not effective and no security interest shall attach unless the bank elects upon the occurrence of an event of default or the existence of an adverse credit rating with respect to Tyco International Group S.A. If an event of default occurs, Tyco Sigma can exercise its rights as holder of its share of the Series A Preferred Stock to cause the Company's Board of Directors to be expanded to include a sufficient number of additional (Tyco/designated) Series A directors such that the Series A directors constitute a majority of the Board of Directors. If the Guarantor Indemnification Agreement is terminated, all Series A directors will be deemed to resign, and the Series A Preferred Stock will automatically be cancelled. The Series A Preferred Stock contains no other voting rights or dividend, liquidation, conversion, or other monetary rights or preferences.

During 2001, the Company borrowed $7,008,646 under the Fleet Bank line of credit, with interest based on Libor. The proceeds were used for the expansion at FCJ, investment in FCQ and general working capital purposes at all locations.

FCJ borrowed $7,102,000 from a consortium of German banks during the course of 2001 with interest rates ranging from 5.6% to 6.2%, maturing in March of 2011. Principal payments commence in 2003. The proceeds were used for the expansion.

Scheduled maturities of long-term debt and capital leases are as follows at December 31, 2001:


                        (Dollars in thousands)

                        2003                  $       750
                        2004                        2,923
                        2005                        7,000
                        2006                        3,787
                        2011                        8,015
                                              -----------
                        Total                 $    22,475
                                              ===========

(10)  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have entered into various leases for its office and production space. The Company's office lease is on a monthly basis at a monthly rental of $2,750. FCJ conducts part of its operations from premises under an operating lease. The lease provides for fixed monthly rental payments of $23,000 for 2002 and $19,000 for 2003. The lease expires December 31, 2003, however, the Company has the option to renew the lease annually with six months notice. The Company intends to remain at these premises and use them in conjunction with the new building which has been constructed and will be used in 2002. Xtal owns the land and buildings in which its operations are conducted.

The Company has an outstanding S-3 registration statement, which was declared effective on September 29, 2000 by the Securities and Exchange Commission. The S-3 covers primarily the resale of securities held by Crescent International Ltd. and underwritten sales of common stock, from time to time, by the Company. Additionally, the Company filed a new S-3 registration statement on February 12, 2002. This S-3 has not yet been declared effective.

The Company has two vendor supply contracts which contain "take or pay" provisions to the extent that the Company purchases less than the agreed upon annual percentage covered by the annual purchase order. One contract also contains "take or pay" provisions if the vendor delivers less than the agreed upon amount covered by the annual purchase order. If the vendor delivers less than the contracted amount, they are required to pay a fee to FiberCore based on the amount of the shortage. The Company and Xtal are currently engaged in arbitration with one of these suppliers regarding volumes not taken during the fourth quarter of 2001, which is described more completely below. The Company currently has the following commitments under these take or pay contracts:

                                 2002  $18,096,513
                                 2003  $ 3,441,997

Xtal is party to a three (3) year take-or-pay contract expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001, Xtal purchased approximately $10,900,000 of product under the contact. The contract calls for monthly purchases of preform with 50% of the volume at a fixed price and 50% to be set quarterly based on market prices. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement which is not a take-or-pay agreement. The total amount in dispute is approximately $4,400,000, with approximately $1,750,000 related to the take-or-pay contract. Xtal and the Company have submitted their position to the arbitration panel. However, if Xtal were to ultimately lose, Xtal could be required to purchase the preforms in question as well as pay the costs of arbitration. In that case, the legal costs of arbitration would negatively impact the Company's operating results, but the costs of the material would become part of inventory/cost of sales. This could potentially have a negative operating impact as well, depending on the price of the preforms determined in the arbitration ruling versus the market price of the preforms at the time of the ruling. The parties have had settlement discussions during this period but have not reached an agreement at this time. Xtal has continued to purchase preforms from Shin Etsu under the contract since the fourth quarter of 2001.

Future minimum lease payments under non-cancelable operating leases (with minimum or remaining lease terms in excess of one year) are as follows, as of December 31, 2001:

      (Dollars in thousands)

         FISCAL YEAR ENDING
            DECEMBER 31,            AMOUNT
        -------------------     --------------
      2002....................  $   1,882
      2003....................      1,915
      2004....................      1,598
      2005....................      1,589
      2006....................      1,631
      2007 and thereafter.....      1,756
                                -------------
           Total..............  $  10,371
                                =============


Included in the statements of operations for the years ended December 31, 2001, 2000 and 1999 is operating lease expense of $1,377,000, $396,000, and $384,000, respectively.

The Company is currently in litigation with Techman International Corp. ("Techman") and M. Mahmud Awan ("Awan") who controls Techman, relating to certain investments, contracts and other claims. Both parties are seeking approximately $500,000 in cash. In addition, the Company is suing Techman and Awan for the return of shares that have been canceled by the Company because of the failure of Techman and Awan to satisfy certain conditions related to their issuance. The litigation is in the discovery and motion phase. The Company believes that its claims against Techman and Awan are good and that it will ultimately prevail on its claims, but given the uncertainties inherent in litigation, the outcome cannot be predicted with any reasonable certainty at this time.

ALT is contingently liable for certain debt of a former subsidiary, Allied Controls, Inc. ("Allied"), in the amount of approximately $200,000. Allied is current in its payments with respect to this debt.

The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC. The assets of MEFC collateralize the obligations under the credit facility. At December 31, 2001, the Company was contingently liable for these loans in the amount of approximately $140,000.

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

(11)  STOCKHOLDERS' EQUITY

The Company has completed the following sales of securities during the past three years:

1) a private placement in reliance on Section 4(2) of the Securities Act of 1933 ("Section 4(2)), dated July, 1999, pursuant to which the Company issued to a private investor 1,000,000 shares of Common Stock for $250,000;

2) a private placement in reliance on Section 4(2), dated May 16, 2000, pursuant to which the Company issued 485,002 shares to ten offshore accredited investors for $1,550,000;

3) a private placement in reliance on Section 4(2), dated May 19, 2000, pursuant to which the Company issued 4,451,529 shares of Common Stock to Tyco Electronics Corporation, a wholly owned subsidiary of Tyco International Ltd, upon its conversion of $6,432,000 outstanding debt, including interest, and issued 2,765,487 shares of Common Stock upon the exercise of warrants for $2,000,000;

4) a private placement in reliance on Section 4(2) with Crescent International Ltd, ("Crescent") dated June 9, 2000, with respect to a $30,000,000 commitment pursuant to which the Company:

      o issued 1,200,274 shares of Common Stock for $3,500,000 on June 9, 2000;

      o issued $7,500,000 in debt convertible into shares of Common Stock, of which $2,000,000 on June 29, 2000 and $1,500,000 on December 29,
            2000 were converted into 685,871 and 590,760 shares of Common Stock, respectively. The remaining $4,000,000 held as of December 31, 2000 was converted into 1,570,680 shares of Common Stock on January 12, 2001; and

      o could require Crescent to purchase up to $19,000,000 of additional shares of Common Stock, based on a market-based pricing formula; subject to certain terms and limitations set forth in the Company's Agreements with Crescent and with respect to which Crescent has registration rights.

      o a private placement in connection with transactions with Crescent, pursuant to which the Company issued to Gruntal, its then investment banker and agent in the Crescent transactions, warrants to purchase up to 504,146 shares (includes 47,260 warrants issued December 29, 2000, of Common Stock at a weighted average exercise price of $3.56;

5) a private placement in reliance on Section 4(2), dated September 5, 2000, pursuant to which the Company issued 1,352,275 shares of Common Stock to Tyco Sigma Limited, a wholly owned subsidiary of Tyco International Ltd., for $9,000,000;

6) an offering in reliance on Regulation S, dated September 15, 2000 pursuant to which the Company issued 155,718 shares of Common Stock to two venture capital companies located outside the U.S. for $1,110,000; and

7) On August 20, 2001, the Company replaced existing $19,000,000 equity line with Crescent with a new line totaling the same amount. Pursuant to the new agreement, the Company has completed the following transactions:

      o a private placement in reliance on Section 4(2), dated August 20, 2001 pursuant to which the Company issued 661,625 shares of Common Stock to Crescent for $3,000,000;

      o a private placement in reliance on Section 4(2), dated October 31, 2001, pursuant to which the Company issued 446,667 shares of Common Stock to Crescent for $1,000,000;

8) As of January 15, 2002, the Company sold $5,000,000 of 5% convertible subordinated debentures to a group of investors consisting of Riverview Group, LLC, Laterman & Co. and Forevergreen Partners. The Company's agreements with the investors require the Company to register the shares of the Company's common stock issuable upon conversion of the debentures or exercise of warrants sold to the investors in connection with the sale of the debentures. The Company is in the process of registering the resale of the shares into which the debentures may be converted and the shares issuable upon exercise of the described warrants. The debentures mature in January of 2004, but the Company must redeem $500,000 of the outstanding debentures each month, commencing April 1, 2002, and may do so in shares of the Company's common stock if certain conditions are met.

      The purchase agreement also provides for the Company's issuance to the investors of an additional $1,000,000 of 5% four year debentures upon the effectiveness of a registration statement. In addition, the purchase agreement also allows the investors to purchase, at their option, up to an additional $3,000,000 of debentures (to the extent that the Company has not required the investors to purchase convertible subordinated debentures pursuant to the provision described in the next sentence) at any time before January 15, 2003, if the average of the volume weighted average trading prices for the 5 trading days prior to the investors' notice to the Company requiring the Company to sell them additional debentures is greater than $2.6973. In addition, at any time before January 15, 2003, the Company may require the investors to purchase up to $3,000,000 of convertible subordinated debentures (to the extent the investors have not purchased convertible debentures at their option pursuant to the provision described in the preceding sentence) if the average of the volume weighted average trading prices for the 5 trading days prior to the Company's providing the investors with notice requiring them to purchase additional debentures is greater than $4.4505.

The Company has or will use the proceeds in from the foregoing sales of securities primarily to finance the acquisition of Xtal and improvements at Xtal's facilities and for research and development activities, support the Company's expansion program including capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa, working capital and other Corporate purposes.

In connection with the Company's transaction with Crescent, the Company filed a registration statement on Form S-3 which became effective on September 29, 2000. The registration statement provided for Crescent's resale of the shares of Common Stock previously issued to Crescent, the shares of Common Stock issuable to Crescent upon exercise of warrants, and 456,886 shares of Common Stock issuable upon exercise of warrants issued to Gruntal. The registration statement also included a shelf registration of 4,200,000 shares of Common Stock which the Company may sell through one or more underwritten offerings. As of December 31, 2000, the Company had not sold any shares under the registration statement.

In January 2001, the Company engaged Merrill Lynch & Co. to act as a financial advisor in connection with any proposed business combination transaction or other corporate transactions. Merrill also served as placement agent for the Company's sale of $5,000,000 convertible debentures on January 15, 2002.

The following represents the stock option activity, price range and weighted average price during the three years ended December 31, 2001.

                                                                     WEIGHTED
                                       NUMBER OF    EXERCISE PRICE   AVERAGE
                                        SHARES         RANGE         EXERCISE
                                     ----------   ---------------   ----------
Outstanding at December 31, 1998     2,020,225    $0.003-$1.58         $0.95
Granted in 1999                      4,052,926    $0.1875-$2.125       $0.49
                                     ----------   --------------    ----------
Outstanding at December 31, 1999     6,073,151    $0.003-$2.125        $0.641
Granted in 2000                        110,416    $3.81-$4.906         $3.915
Exercised in 2000                   (1,172,986)   $0.003-$1.58         $0.47
Expired in 2000                       (493,798)   $1.16-$2.13          $1.42
                                     ---------    -------------      ---------
Outstanding at December 31, 2000:    4,516,783    $0.1875-$4.906       $0.60
Granted in 2001                        781,500    $4.125-$6.11         $4.46
Exercised in 2001                     (548,831)   $0.1875-$1.58        $0.28
Expired in 2001                       (192,000)   $0.27-$4.125         $0.53
                                     ---------    -------------      ---------
Outstanding at December 31, 2001:    4,557,452    $0.1875-$6.11        $1.30
                                     =========================================

At December 31, 2001:
Exercisable                          3,617,294    $0.1875-$4.906       $0.70
Not Exercisable                        940,158    $0.5625-$6.11        $3.59

Options vest at various dates, generally over the three-year period from the date of the grant. The options granted in 2001, 2000 and 1999 expire ten (10) years from the grant date.


A summary of the status of the Company's stock options and weighted average prices at December 31, 2001 are as follows:

                                     WEIGHTED                            WEIGHTED
                                     AVERAGE                             AVERAGE
     RANGE OF          OPTIONS      EXERCISE    REMAINING    OPTIONS     EXERCISE
  EXERCISE PRICE     OUTSTANDING      PRICE       YEARS    EXERCISABLE    PRICE
-----------------    ----------     -------     ---------  ----------    -------
$0.1875 - $0.5625    2,997,827        $0.24          7     2,876,995      $0.22
$0.57 - $1.50          148,709        $1.45          *       148,709      $1.45
$1.51 - $4.906       1,258,916        $3.25          7       591,590      $2.81
$4.92-$6.11            152,000        $5.78         --           --          --
                    ----------        -----               ----------      -----
$0.1875 - $6.11      4,557,452        $1.30                3,617,294      $0.69
                    ==========        =====               ==========      =====
*  Options granted and exercisable have no expiration date.

The Company applies APB Opinion 25 in accounting for its stock compensation plans. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been as follows:

(Dollars in thousands)            2001      2000      1999
                                  ----     -----      ----
Net loss
--------
  As reported                   $ 480     $(2,697)  $(2,004)
                                ======    ========  =========
  Pro forma                     $(413)    $(3,076)  $(2,230)
                                =====     ========  =========
Basic earnings (loss) per share
------------------------------
  As reported                  $  0.01    $  (0.05) $  (0.05)
  Pro forma                    $ (0.01)   $  (0.06) $  (0.06)

Diluted earnings (loss) per share
---------------------------------
  As reported                  $  0.01    $  (0.05) $  (0.05)
  Pro forma                    $ (0.01)   $  (0.06) $  (0.06)

The weighted average fair value of options granted during 2001, 2000 and 1999 was $2.64, $3.09 and $0.29, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

                    ASSUMPTIONS            STOCK PLAN
                 --------------        -----------------
                 Dividend yield        --
                 Risk-free interest    5.0%
                 rate
                 Expected life         3 years in 2001 and
                                       2000and 10 years in
                                       1999
                 Expected volatility   89% in 2001, 140% in
                                       2000 and 50% for 1999


At December 31, 2001 there were outstanding warrants to purchase 3,279,941 common shares at exercise prices ranging from $0.25 to $7.179 per share. Of the warrants outstanding, 1,606,462 were held by certain officers of the Company and their spouses. Warrants issued in conjunction with debt issues were valued using the Black-Scholes method and the Company recorded debt discount for the fair value of these warrants. The debt discount was amortized to interest expense over the term of the loans.

The warrants are exercisable from the date of the grant and expire at various dates to October 2006.

(12)  INCOME TAXES

The provision (benefit) for income taxes consists of the following components:

(Dollars in thousands)         2001     2000     1999
                              ------   ------   -----
Current:
--------
  Federal                    $  ---   $  ---   $  ---
  State                         ---        8       15
  Foreign                     2,709    1,946      ---
                             -------  ------   -------
                             $ 2,709  $1,954   $   15
                             -------  ------   -------
Deferred:
---------

  Federal                    $   ---  $   ---  $   ---
  State                          ---      ---      ---
  Foreign                       297      100     (952)
                             -------  ------   --------
                                297      100     (952)
                             -------  ------   --------
                             $ 3,006  $2,054   $ (937)
                             =======  ======   ========

The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before income taxes as a result of the following:

(Dollars in thousands)         2001     2000     1999
                              ------   ------  -------
U.S. Federal income tax
  (benefit) at
  statutory rate             $ 1,220  $  (113) $(1,000)
State income taxes, net
  of Federal benefit              1         5       12
Non-deductible expenses         214     2,181      287
Foreign tax rate
  differential                  314      (269)      46
Recognition of NOL              ---       ---     (905)
U.S. loss with no tax
  benefit                     1,210       303      623
Other, net                       47       (53)     ---
                             -------- -------  ---------
                             $ 3,006  $ 2,054  $  (937)
                             ======== =======  =========

The significant components of the deferred tax assets as of December 31, 2001 and December 31, 2000 are as follows:

(Dollars in thousands)         2001             2000
                             ------            ------
Deferred Liabilities:           ---              ---
Total Deferred Tax
  Liability                     ---              ---
Deferred Assets:
  Reserves                   $  1,003         $  789
  Net Operating loss
   carry-forward                9,941          7,397
  Foreign tax credit              273           273
                             --------        -------
Total Deferred Tax Asset     $ 11,217        $8,459
Valuation allowance           (10,834)       (7,737)
                             --------        -------
  Net Deferred Tax Asset     $    383        $  722
                             ========        =======

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In 2001, FiberCore retained a full valuation allowance against the net operating losses of Xtal that was acquired in June 2000. A deferred tax asset has been established for post-acquisition temporary differences. The net deferred tax asset applicable to FiberCore is fully reserved. During 1999, the Company reversed the valuation allowance attributable to the net deferred tax asset applicable to FCJ. This resulted in an income tax benefit of $952,000. The total valuation allowance increased $3,097,000, $2,038,000 and $338,000 in 2001, 2000, and 1999 respectively.

The Company has net operating loss carry forwards available of approximately $21,064,000 at December 31, 2001 for federal tax purposes. There has been no federal income tax expense for the years 2001, 2000, and 1999. The majority of the net operating loss carry-forwards expire in the years 2009 through 2021.

ALT has pre-acquisition net operating loss carry forwards available of approximately $519,000 at December 31, 2001 for federal and state tax purposes. The loss carry forwards expire between the years 2001 and 2010.

Xtal has pre-acquisition net operating loss carry forwards of approximately $4,369,000 for corporate income and social contribution taxes. The use of the losses is limited to 30% of taxable income per year and the losses can be carried forward indefinitely.

(13)  MAJOR CUSTOMERS

For 2001, one customer exceeded the 10% level of consolidated sales. Cabelte Cabos Electricos SA represented 19% of the Company's sales in 2001 and 11% in 2000. In 2000, Furukawa Industrial S/A was the only other company that exceeded the 10% level with sales to them totaling 11% of sales. In 1999, 4 companies exceeded that level - Leone AG (24%), Pinnacl (21%), Siemens AG (10%), and Optical Cable Corp (10%).

As of December 31, 2001, there were no customer's accounts receivable, which amounted to 10% or more of total trade accounts receivable. As of December 31, 2000, Cabelte Cabos Electricos S.A. accounted for $2,728,000 or 30% of accounts receivable and Brasfio Industria e Commercio S.A. accounted for $1,495,000 or 16%. As of December 31, 1999, Pinnacl, Ltd, which was acquired by Tyco International in 2001, accounted for $669,000 or 34% and Leone AG accounted for $472,000 or 24%.

(14)  RELATED PARTY TRANSACTIONS

In 2001, the Company had sales to MEFC of $975,000, in which the Company holds a 7% interest; sales in 2000 to MEFC were $807,000. On August 1, 2000, Mr. Steven Phillips assumed the role of interim Chief Financial Officer. He continued in that role through July 26, 2001, at which time he resumed his role as a consultant to the Company. Prior to July 31, 2000 and subsequent to July 26, 2001, the Company had a consulting agreement with One Financial Group Incorporated ("OFG"), a company controlled by Mr. Phillips who is also a director of the Company. OFG provided services as a financial advisor and for the period July 27, 2001 to December 31, 2001, the Company incurred costs of $119,000 in connection with services rendered by OFG. During the period from January 1, to July 31, 2000, the Company incurred costs of $116,000.

(15)  FOREIGN OPERATIONS

The Company has operations in four principal geographic areas: the United States (Company and DCI), Germany (FCJ), Brazil (Xtal) and Malaysia (FC Asia). Following is a summary of information by area for the years ended December 31, 2001, 2000 and 1999:

(Dollars in thousands)                                2001      2000     1999
                                                      ----      ----     ----
Net sales to customers in:

  United States...................................  $  9,981  $  4,241 $  1,697
  Germany.........................................     5,198     5,944    5,432
  United Kingdom..................................     3,955     2,995    2,895
  Brazil..........................................    24,360    22,276      ---
  Other...........................................     8,868     1,463    2,102
                                                    --------  -------- --------
Net sales as reported in the accompanying
  consolidated statements of operations             $  52,362 $ 36,919 $ 12,126
                                                    ========= ======== ========
Long-lived assets:
  United States(1)................................  $  8,520  $  7,938 $  9,375
  Germany.........................................    22,524     7,432    3,788
  Brazil(2).......................................    31,929    25,278      ---
  Malaysia........................................     5,334     5,334    5,336
                                                    --------- -------- --------
Total long-lived assets                             $ 68,307  $ 45,982 $ 18,499
                                                    ========= ======== ========


(1)   Includes $506 of Goodwill

(2)   Includes $10,391 of Goodwill in 2001 and $11,335 of Goodwill in 2000

Inter-company sales are eliminated in consolidation and are excluded from net sales reported in the accompanying consolidated statements of operations. Identifiable assets are those that are identifiable with operations in each geographic area. FC Asia had no significant operations since its formation in 1997.

(16)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(DOLLARS IN THOUSANDS)

                QUARTERS                  FIRST     SECOND     THIRD    FOURTH
------------------------------------     -------   --------   -------  --------
2001(1)

Net sales                                $16,226   $18,066   $  8,823   $  9,247
Gross Profit                               6,591     7,230      3,089       (632)
Net  income (loss)                         2,979     3,049     (2,241)    (3,307)
Basic  income (loss) per share(5)        $  0.05   $  0.05   $  (0.04)  $  (0.05)
Diluted  income (loss) per share         $  0.05   $  0.05   $  (0.04)  $  (0.05)
2000(2)
Net sales                                $ 3,453   $ 6,413   $ 13,188   $13,865
Gross profit                                 732     1,690      3,859     5,520
Net  income (loss) (3)                      (496)   (5,333)       836     2,296
Basic  income (loss) per share(5)        $ (0.01)  $ (0.11)  $   0.02   $  0.04
Diluted  income (loss) per share (4)     $ (0.01)  $ (0.11)  $   0.01   $  0.04
1999
Net sales                                $ 2,655   $ 2,371   $  2,824   $ 4,276
Gross profit                                 318       425        261     1,302
Net loss                                    (655)     (719)      (589)     (41)
Basic and diluted loss per share         $ (0.02)  $ (0.02)  $  (0.02)  $  0.00

(1)   The Company purchased DCI as of June 1, 2001
(2)   The Company purchased Xtal as of June 1, 2000
(3) During the second quarter the Company recorded a non-cash interest charge of $5,317 related to beneficial conversion features on convertible debt.
(4) As the Company reported a consolidated net loss for the year ended December 31, 2000, basic and diluted earnings per share for that period were the same. As the Company reported a consolidated net income for the third and fourth quarter of 2000, the Company had both basic and diluted earnings per share for those periods.
(5) The sum of the quarterly loss per share does not equal the annual loss per share due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable

                                           PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

The following tables set forth certain information with respect to each person who was an executive officer or director of the Company as of December 31, 2001.

           NAME              AGE                     POSITION
-------------------         -----  --------------------------------------------
Dr. Mohd A. Aslami            55   Chairman of the Board of Directors, Chief
                                     Executive Officer, and President
Charles De Luca               64   Member of the Management Board and Director
                                     of FCJ
Robert P. Lobban              47   Chief Financial Officer and Treasurer
Steven Phillips               56   Special Director and Consultant
Hedayat Amin-Arsala           60   Director
Javad K. Hassan               61   Director
Michael A. Robinson           36   Director


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

Mr. De Luca is a member of the Management Board of FCJ and is a co-founder and director of the Company. Mr. De Luca also co-founded and became an Executive Vice President and director of ALT in 1986. Mr. De Luca received his MBA in marketing and business management from St. Johns University in 1974.

Mr. Lobban joined FiberCore in April of 2001 as the Vice President of Finance and was named Chief Financial Officer and Treasurer July 27, 2001. Prior to joining the Company, Mr. Lobban was the Chief Financial Officer of a publicly held manufacturing company in Phoenix, Arizona. He has 25 years experience as a senior financial executive and spent nine years as management consultant to several Fortune 500 companies. Mr. Lobban holds a Bachelor of Science Degree in Industrial Engineering from Northeastern University and a Masters in Business Administration from the Harvard Graduate School of Business.

Mr. Phillips became interim Chief Financial Officer and Treasurer of the Company in August 2000 and continued in that role until July 26, 2001. Mr. Phillips served as a financial consultant to the Company for many years prior to assuming the role of interim Chief Financial Officer and has resumed the role of financial consultant as of July 27, 2001. He became a director of the Company in May 1995 and became a director of ALT in May 1989. He also served as interim Chief Financial Officer for a start-up internet company and as Chief Financial Officer of the Winstar Government Securities Company L.P., a registered U.S. Government securities dealer which he co-founded. Since August 1987, Mr.

Phillips has served as a director, Secretary and Chief Financial Officer of James Money Management, Inc. a private investment company.

Mr. Amin-Arsala held various senior positions with the World Bank for 18 years. He was in charge of World Bank operations in countries of East and South Asia, retiring in 1987. He served as the Minister of Finance for the Afghan Interim Government from 1989 to 1992, and Minister of Foreign Affairs for Afghanistan from 1993 to 1996. Since 1996, Mr. Amin-Arsala has acted in an advisory capacity to the United Nations and the United States Agency for International Development and has served a number of governmental and non-governmental humanitarian organizations. Mr. Amin-Arsala has been appointed Minister of Finance of the Afghan Interim Government.

Mr. Hassan joined AMP Incorporated (now Tyco) in 1988 as Vice President of Technology and in 1993 was appointed Corporate Vice President, Strategic Businesses, later renamed Global Interconnect Systems Business ("GISB") where he pioneered and deployed a new strategy to take Tyco from a connector company to a global interconnection systems and solutions organization. He was named President of GISB in 1993. After retiring from Tyco in 1998, Mr. Hassan founded and is Chairman and CEO of NeST (Network Systems and Technologies), a provider of software systems and electronics design and manufacturing with over 2000 employees. He is Chairman of AM Communications, a public company providing broadband network monitoring and management systems to cable TV operators, and General Partner to MESA (Middle East and Southeast Asia) Venture Capital Fund for targeted investments in US-based technology companies. He is a member of the board of several companies and currently serves as Chairman of the Electronic Development Commission for the Government of Kerala in India. Mr. Hassan's membership on the Board of Directors of FiberCore, Inc. is not pursuant to any agreement with Tyco. Mr. Hassan received a B.S.M.E. degree from Kerala University in 1962, a Masters of Materials Science degree from the University of Bridgeport, Connecticut in 1968 and was elected IEEE Fellow, Institute of Electrical and Electronics Engineers in 1986.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that during the year ended December 31, 2001 all of its executive officers and directors complied with the requirements of
Section 16(a), except that: Mr. Hedayat Amin-Arsala, a director of the Company, did not timely file the report on Form 4 with respect to his acquisition of options to purchase up to 5,000 shares of the Company's common stock. Also, Mr. Javad K. Hassan, a director of the Company, did not timely file the report on Form 4 with respect to his acquisition of options to purchase up to 5,000 shares of the Company's common stock.

ITEM 11.    EXECUTIVE COMPENSATION

Following is a summary of the compensation earned and/or paid to the Company's Chief Executive Officer and its most highly compensated executive officers for the last three years.



                                                                                       Restricted      Securities
                                      Fiscal                           Other Annual      Stock         Underlying
   Name and Principal Position        Year      Salary $    Bonus $    Compensation     Award(s)     Options/SARs(#)
------------------------------       -------    --------    ------    -------------   -----------    ---------------
Dr. Mohd Aslami                       2001      360,000      72,000         ---                          250,000
   Chairman, Chief Executive          2000      200,000      70,000         ---               ---
   Officer & President                1999      133,334         ---         ---                        1,114,644

Charles De Luca                       2001      135,000      20,000         ---                           60,000
   Director, Member of Board          2000      115,000      25,000         ---               ---
   Management of FiberCore Jena       1999       76,761         ---         ---                          515,296
   AG

Steven Phillips (*)interim Chief
   Financial Officer, Treasurer       2001      116,666      23,350         ---                           66,000
   and Director                       2000       83,333      21,000         ---               ---            ---

Robert P. Lobban(***), Chief          2001      111,903      16,500                                       85,000
   Financial Officer and
   Treasurer
Michael J. Beecher(**)
   Chief Financial Officer &
   Treasurer                          2000       67,083         ---         ---               ---
                                      1999       86,250         ---         ---               ---        408,972

* For the five months commencing August 1, 2000 and for seven months ended July 26, 2001. Options to purchase up to 5,000 shares of the Company's common stock were granted to Mr. Phillips as a Director of the Company in 2001.
**    For the seven months ended July 31, 2000
*** For the eight months commencing April 26, 2001. Mr. Lobban became Chief Financial Officer and Treasurer on July 27, 2001.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table lists the options granted to the executive officers during the year ended December 31, 2001.

------------------------------------------------------------------------------------------------------------------------
                                                              INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------
     Name        Number of      % of Total    Exercise       Expiration        Potential realized        Potential
                 Securities      Options/     or base           Date           values at assumed      realized values
                 Underlying    SARs Granted   price                          annual rates of stock   at assumed annual
                  Options/     to Employees   ($/Share)                        price appreciation      rates of stock
                    SARs      in Fiscal Year                                    for option term            price
                  Granted                                                            5%($)             appreciation.
                    (#)                                                                                for option term
                                                                                                          10% ($)
--------------- ------------- --------------- ----------- ------------------ ----------------------- -------------------
Dr. Mohd             250,000      40.0%           $4.125  Feb. 21, 2011                    $648,548          $1,643,547
Aslami

--------------- ------------- --------------- ----------- ------------------ ----------------------- -------------------
Charles De            60,000       7.7%           $4.125  Feb. 21, 2011                   $155,651             $394,451
Luca

--------------- ------------- --------------- ----------- ------------------ ----------------------- -------------------
Steven                61,000       7.8%           $4.125  Feb. 21, 2011                   $158,246             $401,025
Phillips               5,000       0.6%           $5.98   July 27, 2011                    $18,804              $47,653


--------------- ------------- --------------- ----------- ------------------ ----------------------- -------------------
Robert P.             60,000       7.7%            $4.24  Apr. 26, 2011                   $159,991             $405,448
Lobban                25,000       3.2%            $5.28  July 24, 2011                    $83,014             $210,374
--------------- ------------- --------------- ----------- ------------------ ----------------------- -------------------

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTIONS/SAR VALUES

The following table lists the options/SARs exercised during the year and the options/SARs held by the executive officers that were unexercised at December 31, 2001.

                                                                      Number of Securities
                                                                     Underlying unexercised        Value of unexercised
                                                                          Options/SARs           In-the-money options/SARs
                                                                     at Fiscal Year-End (#)       at Fiscal Year-End ($)
                                 Shares acquired       Value              Exercisable/                 Exercisable/
             Name                on exercise (#)   Realized ($)          Unexercisable                 Unexercisable
------------------------        ----------------   ------------      -----------------------     ---------------------------
Dr. Mohd Aslami                            0                  0        1,133,891/291,666             $758,257/$265,625
Charles De Luca                      106,324           $389,412          445,022/70,000              $336,580/$228,750
Steven Phillips (*)                        0                  0         1,369,541/45,666             $390,405/$167,747
Robert P. Lobban (**)                      0                  0             0/85,000                    $0/$254,400

(*) Includes options exercised and held by One Financial Group, Incorporated, a company controlled by Mr. Phillips. Mr. Phillips was Interim Chief
      Financial Officer until July 26, 2001. 5,000 of his un-exercisable shares were granted for his services as an outside director.

(**)  Robert P. Lobban became Chief Financial Officer and Treasurer on July 27,
      2001.


COMPENSATION COMMITTEE
----------------------

In April 2000 the Board of Directors established a Compensation Committee. The board members participating on the committee are Michael A. Robinson, Hedayat Amin-Arsala and Javad K. Hassan. Mr. Robinson is the Chairman of the committee. All members are considered outside directors.

EXECUTIVE COMPENSATION PROGRAM
------------------------------

The Company has not, as yet, adopted a formal executive compensation program, although it intends to adopt such program. It is expected that such plan will reflect the following executive compensation philosophy and contain the compensation components as described below. Such program may contain all or some of the components and will be subject to change by the Board of Directors.

COMPENSATION PHILOSOPHY
-----------------------

The Company's mission is to be a significant provider of optical fiber and optical fiber preforms in the markets it serves. To support this and other strategic objectives as approved by the Board of Directors and to provide adequate returns to shareholders, the Company must compete for, attract, develop, motivate and retain top quality executive talent at the corporate office and operating business units of the Company during periods of both favorable and unfavorable world-wide business conditions.

The Company's executive compensation program is a critical management tool in achieving this goal. "Pay for performance" is the underlying philosophy for the Company's executive compensation program. The program is designed to link executive pay to corporate performance, including share price, recognizing that there is not always a direct and short-term correlation between executive performance and share price. To align shareholder interests and executive rewards, significant portions of each executive's compensation will represent "at risk" pay opportunities related to accomplishment of specific business goals.

The program will be designed and administered to:

      o provide annual and longer term incentives that help focus each executive's attention on approved corporate business goals the attainment of which, in the judgment of the Board of Directors, should increase long-term shareholder value;

      o link "at risk" pay with appropriate measurable quantitative and qualitative achievements against approved performance parameters;

      o reward individual and team achievements that contribute to the attainment of the Company's business goals; and

      o provide a balance of total compensation opportunities, including salary, bonus, and longer term cash and non-cash and equity incentives, that are competitive with similarly situated companies and reflective of the Company's performance.

In seeking to link executive pay to corporate performance, the Board believes that the most appropriate measure of corporate performance is the increase in long-term shareholder value, which involves improving such fundamental quantitative performance measures as revenue, net income, cash flow, operating margins, earnings per share and return on shareholders' equity. The Board may also consider qualitative corporate and individual factors which it believes bear on increasing the long-term value of the Company to its shareholders. These include (i) the development of competitive advantages, (ii) the ability to deal effectively with the complexity and globalization of the Company's businesses,
(iii) success in developing business strategies, managing costs and improving the quality of the Company's products and services as well as customer satisfaction, (iv) the general performance of individual job responsibilities, and (v) the introduction of new products, new patents and other innovations.

COMPONENTS OF EXECUTIVE COMPENSATION PROGRAM
--------------------------------------------

The Company's executive compensation program will consist of (i) an annual salary, (ii) an annual bonus, (iii) issuance of restricted stock, and (iv) a long-term incentive represented by stock options. As explained below, restricted stock and stock options serve to link executive pay to corporate performance, since the attainment of these awards depends upon meeting the quantitative and, if applicable, qualitative performance goals which serve to increase long-term shareholder value.

Salary and Bonus. In December of each year, the Board will set the annual salary for the following year of each executive officer not subject to an employment contract, and establish a potential bonus opportunity that executives (even those subject to employment contracts) may earn for each of the quantitative and, if applicable, qualitative performance goals established by the Committee. The Board intends to set these targets in the first half of each year after a detailed review by the Board of the Company's annual operating budget.

Stock Options and Restricted Stock. The longer-term component of the Company's executive compensation program will consist of qualified and/or non-qualified stock option and restricted stock grants. The options generally permit the option holder to buy the number of shares of Common Stock covered by the option (an "option exercise") at a price equal to or greater than eighty-five percent (85%) of the market price of the stock at the time of grant. Thus, the options generally gain value only to the extent the stock price exceeds the option exercise price during the life of the option. Generally a portion of the options vest over a period of time and expire no later than ten years, and in many cases five years after grant. In addition, in appropriate circumstances, the Company will award restricted stock to executives. Executives will generally be subject to limitations in selling the restricted stock immediately, and therefore will have the incentive to increase shareholder value.

BASIS OF 2001 COMPENSATION
--------------------------

As indicated in the Company's executive compensation philosophy, a major factor in the Board's compensation decisions is the competitive marketplace for senior executives. In setting competitive compensation levels, the Company will compare itself to a self-selected group of companies of comparable size (a peer group), market capitalization, technological and marketing capabilities, performance and global presence with which the Company competes for executives.


STOCK PERFORMANCE GRAPH

The graph below provides Cumulative total return and assumes $100.00 invested at the close of trading on January 14, 1997, in FiberCore, Inc., Russell 2000 Index, and the Peer Group and assumes reinvestment of dividends.

The Peer Group consists of the following companies; Corning, Inc., Lucent Technologies, Inc. and Optical Cable Corp each of which does substantial business in the fiber optic sector. The Company began using a different Peer Group in the 2001 proxy because it provides a more meaningful basis of comparison. One member of the old Peer Group, SpecTran Corp. was acquired by Lucent Technologies, Inc. in the first quarter of 2000, and another member of the old Peer Group, Luxtec Corporation was de-listed in November of 2000; the third member of the old Peer Group has a significantly lower market cap than the Company.

Management cautions that the stock price performance on the graph below is not necessarily indicative of future performance.


                                        CUMULATIVE TOTAL RETURN

                     Jan-14-97     12/97     12/98    12/99     12/00     12/01
                     ---------   -------   -------   -------   -------   ------
FiberCore, Inc       $  100.00   $  7.06   $  2.09   $ 36.96   $ 63.04   $ 41.74

Russell 2000         $  100.00   $120.66   $117.59   $142.58   $138.28   $141.74

Peer Group           $  100.00   $144.79   $367.34   $539.65   $172.11   $ 53.87



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

On August 1, 2000, Mr. Steven Phillips assumed the role of interim Chief Financial Officer. He continued in that role through July 26, 2001, at which time he resumed his role as a consultant to the Company. Prior to July 31, 2000 and subsequent to July 26, 2001, the Company had a consulting agreement with One Financial Group Incorporated, ("OFG") a company controlled by Mr. Phillips who is also a director of the Company. OFG provided services as a financial advisor and for the period July 27 to December 31, 2001, the Company incurred costs of $119,000 in connection with services rendered by OFG. During the period from January 1 to July 31, 2000, the Company incurred costs of $116,000.

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

      NAME AND ADDRESS (1)       SHARES OWNED                % OWNED
-------------------------------- -----------                -------
Mohd Aslami..................    9,560,594     (2), (10)       13.16
Charles De Luca..............    6,269,914     (3), (10)        8.63
Robert Lobban................      110,200        (8)           0.15
Steven Phillips..............    3,227,853     (4), (10)        4.44
Hedayat Amin-Arsala..........    2,317,607        (5)           3.19
Javad K. Hassan..............       73,333        (6)           0.10
Michael Robinson.............         ---        (7)            ---
Tyco International Ltd.......   11,628,224       (9)           16.01
All directors and executive
  officers as a group
  (7 persons)................    21,559,501                    29.67

(1) The addresses of the persons and entities named in this table are as follows: Messrs. Aslami, De Luca, Phillips, Lobban Amin-Arsala and Hassan, c/o FiberCore, Inc., P.O. Box 180, 253 Worcester Road, Charlton, Ma 01507; Mr. Robinson and Tyco International Ltd., 9 West 57th Street, New York, New York 10022.

(2) Includes 1,389,158 shares and warrants to purchase 323,082 shares held by Dr. Aslami's wife, and 1,587,569 shares held by the Ariana trust of which Dr. Aslami's wife is the trustee and his children are beneficiaries. Also includes 2,027,016 options and warrants to purchase shares of the Company held directly by Dr. Aslami, which includes 100,000 stock options granted on January 28, 2002.

(3) Includes 2,646,772 shares and warrants to purchase 323,082 shares held by Elizabeth De Luca, Mr. De Luca's wife. Also includes 756,242 options and warrants to purchase shares of the Company held directly by Mr. De Luca, which includes 25,000 stock options granted on January28, 2002.

(4) Includes 1,691,826 options and warrants to purchase shares of the Company, which includes 34,000 stock options granted on January 28, 2002 and 1,243,712 in options held by One Financial Group, Incorporated, a Company controlled by Mr. Phillips.

(5) Includes 110,499 shares held by Mr. Amin-Arsala's wife and options to acquire 18,667 shares held by Mr. Amin-Arsala, as outside director compensation.

(6) Includes options to acquire 20,000 held by Mr. Hassan, as outside director compensation.

(7) Mr. Robinson, Senior Vice President and Corporate Treasurer of Tyco International Ltd, was elected to the Company's Board of Directors on October 12, 2000.

(8) Includes options to acquire 100,000 shares, which include 15,000 stock options granted on January 28, 2002.

(9) Of the total, 10,275,849 shares are held by Tyco Electronics Corporation and 1,352,375 shares are held by Tyco Sigma Limited. Both entities are wholly owned subsidiaries of Tyco International Ltd., a company traded on the New York Stock Exchange.

(10) Under the Guarantor Indemnification Agreement, Mohd Aslami, Steven Phillips and Charles De Luca are subject to various restrictions with regard to the sale of their common stock.

ARRANGEMENTS WHICH COULD RESULT IN CHANGE OF CONTROL
----------------------------------------------------

Tyco International Group S.A. ("TIGSA"), an affiliate of Tyco International Ltd., could gain control of the Company's board of directors. TIGSA guaranteed the Company's obligations to Fleet National Bank under a $10,000,000 credit facility between Fleet and the Company, dated as of December 20, 2000. Pursuant to the Guarantor Indemnification Agreement between TIGSA, Dr. Mohd Aslami, Charles De Luca, Steven Phillips (each a member of the Company's board of directors), and the Company, dated as of December 26, 2000, the Company issued one share of Series A Preferred Stock to TIGSA. The certificate of designations governing the Series A Preferred Stock enables TIGSA to effectively take control of the Company's board of directors if there is an event of default under the Guarantor Indemnification Agreement. Events of default include the Company's failure to timely pay TIGSA guarantee fees; the Company's failure to timely repay TIGSA if TIGSA is required to perform under its guaranty of the Company's obligations to Fleet; the Company's failure to comply with specific covenants; the sale by any of Dr. Mohd Aslami, Charles De Luca or Steven Phillips during any 12 month period after December 26, 2001 (until termination of the Guarantor Indemnification Agreement) of more than 10% of the total number of shares each owned or had the option to obtain during the 12 month period; the Company's admission that we or any of the Company's subsidiaries cannot pay the Company's debts as they become due; the Company's making an assignment for the benefit of any of the Company's creditors; the commencement of bankruptcy proceedings against the Company or the Company's subsidiaries or the appointment of a receiver or trustee over a substantial part of the Company's or any of the Company's subsidiaries' assets, which have not been discharged within 60 days; or the acceleration of the Company's indebtedness or the indebtedness of any of the Company's subsidiaries for borrowed money in an outstanding principal amount of $2,500,000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            LOANS

During February and March 2000, the Company borrowed a total of $300,000 from the spouses of two officers and from a company affiliated with an outside director. In exchange, the Company issued each party a $100,000 unsecured note, bearing interest at 14%. The notes were repaid in September 2000.

On December 29, 2000, convertible notes issued to two officers and an outside director in July 1999, totaling $548,000 including related party interest expense, were converted into 2,190,850 common shares of the Company. Related party interest expense on these notes in 2000 and 1999 was $72,000 and $90,000, respectively.

CONSULTING

On August 1, 2000, Mr. Steven Phillips assumed the role of interim Chief Financial Officer. He continued in that role through July 26, 2001, at which time he resumed his role as a consultant to the Company. Prior to July 31, 2000 and subsequent to July 26, 2001, the Company had a consulting agreement with OFG, a company controlled by Mr. Phillips who is also a director of the Company. OFG provided services as a financial advisor and for the period July 27 to December 31, 2000, the Company incurred costs of $119,000 in connection with services rendered by OFG. During the period from January 1 to July 31, 2000, the Company incurred costs of $116,000.

                                     PART IV
                                     ------

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

(B)   REPORTS ON FORM 8-K

      o     Current Report on Form 8-K Report filed on December 10, 2001; and
      o     Current Report on Form 8-K Report filed on December 21, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FIBERCORE, INC.
                        -----------------------------------
                        (Registrant)
                        By: Mohd A. Aslami                       April 1, 2002
                        -----------------------------------
                        Dr. Mohd A. Aslami
                        Chairman, Chief Executive Officer
                        and President (Principal Executive
                        Officer)
                        By: Robert P. Lobban                     April 1, 2002
                        -----------------------------------
                        Robert P. Lobban
                        Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mohd A. Aslami          Chairman of the Board,        April 1, 2002
-----------------------
Dr. Mohd A. Aslami          President
                            Chief Executive Officer
                            Director


/s/ Charles De Luca         Secretary and Director        April 1, 2002
-----------------------
Charles De Luca


/s/ Steven Phillips         Director                      April 1, 2002
-----------------------
Steven Phillips


/s/ Michael A. Robinson     Director                      April 1, 2002
-----------------------
Michael A. Robinson


/s/ Javad K. Hassan         Director                      April 1, 2002
-----------------------
Javad K. Hassan

                                  EXHIBIT INDEX

The following lists the exhibits which are filed as part of this report. Those which have been previously filed are incorporated by reference to such previous filing as indicated below.

EXHIBIT
NUMBER
-------

    2.1 Agreement dated February 13, 1987 between Norscan Instruments Ltd. and Automated Light Technologies, Inc. ("ALT"). (1)
    2.2 Agreement and Plan of Reorganization dated as of July 18, 1995 between Venturecap, Inc. and FiberCore Incorporated. (1)
    2.3 Agreement of Merger dated as of July 18, 1995 between Venturecap, Inc. and FiberCore Incorporated. (1)
    2.4 Agreement and Plan of Reorganization dated as of September 18, 1995 between the FiberCore, Inc. Alt Merger Co., and ALT. (1)
    2.5 Investment Agreement, dated June 1, 2000, by and among FiberCore, Inc. and Algar S.A.-Empreendimentos e Participacoes Xtal Fibras Opticas S.A. and Mamore Participacoes S.A. (2)
    3.1     Certificate of Incorporation of FiberCore, Inc. (1)
    3.2     Amended and Restated By-Laws of FiberCore, Inc. (12)
    3.3     Amendments to By-Laws of FiberCore, Inc. (3)
    3.4 Designations of Rights Privileges and Preferences of Series A Preferred Stock Registrant, dated as of December 19, 2000. (3)
    4.1 Warrant issued to Guido Roennefahrt, dated May 16, 2000, to purchase 18,500 Shares of FiberCore Common Stock at an exercise price of $3.20 per share. (9)
    4.2 Warrant issued to Marc Drimer, dated May 16, 2000, to purchase 15,000 Shares of FiberCore Common Stock at an exercise price of $3.20 per share. (9)
    4.3 Warrant issued to Felix Rebholz, dated May 16, 2000, to purchase 15,000 Shares of FiberCore Common Stock at an exercise price of $3.20 per share. (9)
    4.4 Incentive Warrant, dated June 9, 2000, by and between FiberCore, Inc. and Crescent International Ltd. (4)
    4.5 Warrant issued to Gruntal & Co., LLC, dated April 14, 2000, to purchase up to 300,000 Shares of FiberCore Common Stock. (6)
    4.6 Warrant issued to Gruntal & Co., LLC, dated June 9, 2000, to purchase up to 30,000 Shares of FiberCore Common Stock. (6)
    4.7 Warrant issued to Gruntal & Co., LLC, dated June 9, 2000, to purchase up to 72,016 Shares of FiberCore Common Stock. (6)
    4.8 Warrant issued to Gruntal & Co., LLC, dated June 26, 2000, to purchase up to 54,870 Shares of FiberCore Common Stock. (6)
    4.9 Registration Rights Agreement, dated June 9, 2000, by and between FiberCore, Inc. and Crescent International. (4)
   4.10 Warrant issued to Felix Rebholz, dated September 14, 2000, to purchase 1,000 Shares of FiberCore Common Stock at an exercise price of $7.179 per share. (9)
   4.11 Warrant issued to Marc Drimer, dated September 14, 2000, to purchase 1,000 Shares of FiberCore Common Stock at an exercise price of $7.179 per share. (9)
   4.12 Warrant issued to Guido Roennefahrt, dated September 14, 2000, to purchase 1,000 Shares of FiberCore Common Stock at an exercise price of $7.179 per share. (9)
   4.13 Warrant issued to Guido Roennefahrt, dated September 18, 2000, to purchase 557 Shares of FiberCore Common Stock at an exercise price of $7.179 per share. (9)
   4.14 Warrant issued to Marc Drimer, dated September 18, 2000, to purchase 558 Shares of FiberCore Common Stock at an exercise price of $7.179 per share. (9)
   4.15 Warrant issued to Felix Rebholz, dated September 18, 2000, to purchase 557 Shares of FiberCore Common Stock at an exercise price of $7.179 per share. (9)
   4.16 Warrant issued to Gruntal & Co., LLC, dated December 29, 2000, to purchase 47,260 shares of Shares of FiberCore Common Stock at an exercise price of $2.538 per share. (9)

   4.17 Warrant issued to Gruntal & Co., LLC, dated December 29, 2000, to purchase 100,000 shares of Shares of FiberCore Common Stock k at an exercise price of $5.00 per share. (9)
   4.18 Warrant issued to Gruntal & Co., LLC, dated January 11, 2001, to purchase 125,654 Shares of FiberCore Common Stock at an exercise price of $2.5443 per share. (9)
   4.19 Warrant issued to Gruntal & Co., LLC, dated August 22, 2001, to purchase 39,698 Shares of FiberCore Common Stock at an exercise price of $4.53 per share. (9)
   4.20 Warrant issued to Gruntal & Co., LLC, dated October 25, 2001, to purchase 26,800 Shares of FiberCore Common Stock at an exercise price of $2.2388 per share. (9)
   4.21 Registration Rights Agreement among the Registrant, Riverview Group, LLC, Laterman & Co. & Forevergreen Partners, dated as of January 15, 2002. (10)
   4.22 Convertible Subordinated Debenture issued to Riverview Group, LLC, dated as of January 15, 2002. (10)
   4.23 Convertible Subordinated Debenture issued to Laterman & Co., dated as of January 15, 2002. (10)
   4.24 Convertible Subordinated Debenture issued to Forevergreen Partners, dated as of January 15, 2002. (10)
   4.25 Warrant to purchase 80,000 shares of the Registrant's common stock, issued to Riverview Group, LLC, dated as of January 15, 2002. (10)
   4.26 Warrant to purchase 53, 334 shares of the Registrant's common stock, issued to Riverview Group, LLC, dated as of January 15, 2002. (10)
   4.27 Warrant to purchase 252,854 shares of the Registrant's common stock, issued to Riverview Group, LLC, dated as of January 15, 2002. (10)
   4.28 Warrant to purchase 26,666 shares of the Registrant's common stock, issued to Laterman & Co., dated as of January 15, 2002. (10)
   4.29 Warrant to purchase 11,953 shares of the Registrant's common stock, issued to Laterman & Co., dated as of January 15, 2002. (10)
   4.30 Warrant to purchase 38,619 shares of the Registrant's common stock, issued to Forevergreen Partners, dated as of January 15, 2002. (10)
   4.31 Convertible Subordinated Debentures and Warrants Purchase Agreement among the Registrant, Riverview Group, LLC, Laterman & Co. & Forevergreen Partners, dated as of January 15, 2002. (10)
   10.1 Agreement, dated May 19, 2000, by and between FiberCore, Inc. and Tyco Electronics Corporation. (5)
   10.2 Standstill Agreement, dated May 19, 2000, by and between FiberCore, Inc. and Tyco Electronics Corporation. (5)
   10.3 Loan Agreement, dated June 20, 2000, by and between Algar S.A. Empreendimentos e Participacoes, FiberCore Inc., and FiberCore Ltda. (2)
   10.4 Loan Agreement, dated June 20, 2000, by and between Algar S.A. Empreendimentos e Participacoes, FiberCore Inc., and FiberCore Ltda. (2)
   10.5 Stock Purchase Agreement between the Company and Crescent International, Ltd., dated as of August 20, 2001. (11)
   10.6 Registration Rights Agreement between the Company and Crescent International, Ltd., dated as of August 20, 2001. (11)
   10.7 Securities Purchase Agreement by and between Crescent International Ltd. and FiberCore, Inc., dated June 9, 2000. (4)
   10.8 Loan Agreement between FiberCore, Inc. and Fleet National Bank, dated as of December 20, 2000. (3)
   10.9 Revolving Credit Note executed by FiberCore, Inc. in favor of Fleet National Bank, dated as of December 20, 2000. (3)
   10.10 Limited Guaranty by Tyco International S.A., dated as of December 20, 2000. (3)
   10.11 Pledge and Security Agreement between FiberCore, Inc. and Fleet National Bank, dated as of December 20, 2000. (3)
   10.12 Collateral Assignment of Patents and Trademarks and Security Agreement between FiberCore, Inc. and Fleet National Bank, dated as of December 20, 2000. (3)
   10.13 Guarantor Indemnification Agreement among Tyco International Group S.A., FiberCore, Inc., Mohd Aslami, Charles DeLuca and Steven Phillips, dated as of December 26, 2000. (3)
   21.1     List of subsidiaries of FiberCore, Inc. (7)
   23.1     Consent of Deloitte & Touche LLP.

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

(9) denotes incorporated herein by reference to the exhibits to the Registration Statement on Form S-3, filed February 12, 2002.

(10) denotes incorporated herein by reference to the exhibits to the Current Report on Form 8-K, filed February 5, 2002.

(11) denotes incorporated herein by reference to the exhibits to the Quarterly Report on Form 10-Q, filed on November 14, 2001.

(12) denotes incorporated herein by reference to the exhibits to the Quarterly Report on Form 10-Q, filed on November 14, 2000.