Form 10-Q
period 2002-03-31
FIBERCORE INC
filed 2002-05-15
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    FORM 10-Q

                                 ---------------

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2002

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to__________

                         Commission file number: 0-21823

                                 FIBERCORE, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                               87-0445729
---------------------------------                           -------------------
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

Yes    X             No  _______
    ------

The number of shares of the Registrant's common stock outstanding as of May 14, 2002 was 61,589,533.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                     PAGE

PART I      FINANCIAL INFORMATION...................................................   3

      ITEM 1.     FINANCIAL STATEMENTS..............................................   3

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  AT MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001...............   3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)............   5

                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                  INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                  (UNAUDITED).......................................................   6

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)........   7

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED).......................................................   8

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................   9

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  10

PART II     OTHER INFORMATION.......................................................  12

      ITEM 1.     LEGAL PROCEEDINGS.................................................  12

      ITEM 2.     CHANGES IN SECURITIES.............................................  12

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES...................................  12

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  12

      ITEM 5.     EXHIBITS & REPORTS ON FORM 8-K....................................  12


SIGNATURES..........................................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands except share data)                                                               March 31,       December 31,
                                                                                                         2002            2001
                                                                                                      ------------     ------------
                                                                                                     (Unaudited)
                                                                   ASSETS
Current assets:
         Cash     ...........................................................................    $          1,862     $      1,721
         Accounts receivable - net...........................................................               4,047            8,436
         Receivable from government grants...................................................               3,192               --
         Other receivables...................................................................               7,121            5,398
         Inventories.........................................................................               9,056            8,099
         Prepaid and other current assets....................................................               1,503            1,022
                                                                                                      ------------     ------------
                  Total current assets.......................................................              26,781           24,676
                                                                                                      ------------     ------------
Property and equipment - net.................................................................              46,012           43,556
                                                                                                      ------------     ------------

Other assets:
         Notes receivable from joint venture partners........................................               4,948            4,948
         Restricted cash.....................................................................               1,715            1,753
         Patents - net.......................................................................               3,753            3,855
         Investments in joint ventures.......................................................                 925              925
         Deferred tax asset..................................................................                 435              383
         Goodwill, net.......................................................................              10,837           10,897
         Other    ...........................................................................               2,435            1,990
                                                                                                      ------------     ------------
                  Total other assets.........................................................              25,048           24,751
                                                                                                      ------------     ------------
                  Total assets...............................................................       $      97,841      $    92,983
                                                                                                      ===========      ============


                                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Notes payable and current installment on long-term debt.............................         $    20,052      $    10,859
         Accounts payable....................................................................               8,796            8,746
         Accrued expenses....................................................................               6,489            5,966
         Other liabilities...................................................................                 278              424
                  Total current liabilities..................................................              35,615           25,995
Deferred income   ...........................................................................               1,019            1,021
Long-term debt    ...........................................................................              21,818           22,475
                                                                                                      ------------     ------------
                  Total liabilities..........................................................              58,452           49,491
                                                                                                      ------------     ------------

Minority interest ...........................................................................               4,847            5,117
                                                                                                      ------------     ------------
Stockholders' equity:
         Preferred stock, $.001 par value, authorized 10,000,000 shares;
           no shares issued and outstanding..................................................                 ---              ---
         Series A preferred stock, $.001 par value, authorized 1 share;
           1 share issued and outstanding....................................................                 ---              ---
         Common stock, $.001 par value, authorized 100,000,000 shares; shares issued and outstanding: 61,589,533 at March 31, 2002 and 61,481,139 at
           December 31, 2001.................................................................                  61               61
         Additional paid-in-capital..........................................................              65,807           64,847
         Accumulated deficit.................................................................             (23,491)         (19,413)
         Accumulated other comprehensive loss:
         Accumulated translation adjustment..................................................              (7,835)          (7,120)
                                                                                                      ------------     ------------
                  Total stockholders' equity.................................................              34,542           38,375
                                                                                                      ------------     ------------
                  Total liabilities and stockholders' equity.................................         $    97,841      $    92,983
                                                                                                      ===========      ============

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Dollars in thousands except share data)
                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                      -----------------------------
                                                                                                           2002              2001
                                                                                                      ------------     ------------

Net sales...............................................................................              $     7,885    $      16,226
Cost of sales:
  Cost of sales.........................................................................                    7,283               --
  Write-down of inventory...............................................................                      787               --
                                                                                                      ------------     ------------
              Total cost of sales.......................................................                    8,070            9,635
                                                                                                      ------------     ------------

         Gross profit ..................................................................                     (185)           6,591

Operating expenses:.....................................................................
  Selling, general and administrative expenses..........................................                    2,612            1,697
  Research and development..............................................................                      484              440
                                                                                                      ------------     ------------

         Income (loss) from operations..................................................                   (3,281)           4,454

Interest income.........................................................................                       38               96
Interest expense........................................................................                   (1,123)            (280)
Foreign exchange gain (loss) - net......................................................                      (58)              40
Other expense - net............ ........................................................                      (27)            (191)
                                                                                                      ------------     ------------
          Income (loss) before income taxes and minority interest.......................                   (4,451)           4,119

Benefit from (provision for) income taxes...............................................                      103             (857)
                                                                                                      ------------     ------------

Income  (loss) before minority interest.................................................                   (4,348)           3,262

Minority interest in (income) loss of subsidiary........................................                      270             (283)
                                                                                                      ------------     ------------

         Net income (loss)..............................................................             $     (4,078)     $     2,979
                                                                                                      ===========      ============


Income (loss) per share of common stock:
Basic...................................................................................             $      (0.07)     $      0.05
Diluted ................................................................................             $      (0.07)     $      0.05

Weighted average shares outstanding:
Basic ..................................................................................               61,415,040       59,126,674
Diluted ................................................................................               61,415,040       65,676,715

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


(Dollars in thousands)
                                                                         Three Months Ended
                                                                             March 31,

                                                                    2002                 2001
                                                                    ----                 ----
Net income (loss).........................................     $   (4,078)          $   2,979

Other comprehensive loss:
  Foreign currency translation adjustments................          ( 715)             (3,387)
                                                               -----------          ----------

Total comprehensive loss..................................     $  ( 4,793)          $    (408)
                                                               ===========          ==========





   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Dollars in thousands)
                                                                                                           Three Months Ended
                                                                                                               March 31,
                                                                                                      -----------------------------
                                                                                                          2002            2001
                                                                                                      ------------     ------------

Cash flows from operating activities:
         Net income (loss)..............................................................              $    (4,078)    $      2,979

Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
    Depreciation and amortization.......................................................                      961              802
    Deferred income taxes...............................................................                      (59)             441
    Foreign currency translation (gain) loss   .........................................                     (510)              97
    Non-cash interest expense...........................................................                      502               --
    Write-down of inventory.............................................................                      787               --
   (Decrease) increase in minority interest.............................................                     (270)             283
Changes in operating assets and liabilities:
    Accounts receivable.................................................................                    4,278           (1,964)
    Other receivables...................................................................                   (1,785)            (275)
    Inventories.........................................................................                   (1,867)            (406)
    Prepaid and other current assets....................................................                     (468)            (252)
    Accounts payable....................................................................                      138              279
    Accrued expenses....................................................................                      586             (871)
                                                                                                      ------------     ------------
         Net cash (used in) provided by operating activities............................                   (1,785)           1,113
                                                                                                      ------------     ------------


Cash flows from investing activities:
  Purchase of property and equipment....................................................                   (7,151)          (4,856)
  Reimbursement from government grants..................................................                      171                5
  Other  ...............................................................................                     (200)             (62)
                                                                                                      ------------     ------------
         Net cash used in investing activities..........................................                   (7,180)          (4,913)
                                                                                                      ------------     ------------


Cash flows from financing activities:
  Proceeds from issuance of common stock................................................                      157                2
  Proceeds from long-term debt   .......................................................                       --            1,000
  Proceeds from notes payable...........................................................                   10,465            2,943
  Repayment of long-term debt...........................................................                     (888)              --
  Repayment of notes payable............................................................                     (105)          (1,003)
  Financing costs.......................................................................                     (517)              --
                                                                                                      ------------     ------------
         Net cash provided by financing activities......................................                    9,112            2,942
                                                                                                      ------------     ------------
Effect of foreign exchange rates change on cash.........................................                       (6)            (316)
                                                                                                      ------------     ------------
Increase (decrease) in cash.............................................................                      141           (1,174)
Cash, beginning of period...............................................................                    1,721            5,051
                                                                                                      ------------     ------------
Cash, end of period.....................................................................              $     1,862      $     3,877
                                                                                                      ===========      ============


Supplemental disclosure:
  Cash paid for interest................................................................              $       341      $        42
  Cash paid for taxes  .................................................................                       77            1,004
  Common stock issued for conversion of debt............................................                       ---           4,000

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The condensed consolidated balance sheet as of March 31, 2002 and related condensed consolidated statements of operations, comprehensive income (loss), and cash flows for the three months ended March 31, 2002 and 2001 included herein have been prepared by FiberCore, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Results for the first quarter may not be indicative of the full year results.

      The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

2.    INVENTORIES

      Inventories consist of the following:
      (Dollars in thousands)

                                       March 31,             December 31,
                                         2002                   2001
                                    -------------           --------------
       Raw materials                  $ 3,375                 $ 3,913

       Work-in-progress                 1,900                   1,379

       Finished  goods                  3,781                   2,807
                                      -------                 -------
       Total                          $ 9,056                 $ 8,099
                                      =======                 =======


Finished goods inventory reflects a write-down amounting to $787,000 to account for the effect of declining prices on single-mode fiber during the first quarter of 2002.

3.    RESTRICTED CASH

      Restricted cash represents the German Mark (DM) 3,850,000 deposit with Sparkasse Jena securing the loan from Sparkasse Jena of DM 7,700,000. The deposit is reflected in the financial statements in the U.S. Dollar equivalent using the exchange rates in effect at the balance sheet date. The decrease of $38,000 in the balance sheet amount from December 31, 2001 to March 31, 2002 is the result of the exchange rate change. The change is accounted for as an unrealized foreign exchange loss in the condensed consolidated statements of operations.

4.    BORROWINGS DURING THE FIRST QUARTER OF 2002

The following describes the borrowing activity for the three months ended March 31, 2002:

      i)    $1,206,000 in short-term notes payable at Xtal FiberCore Brasil S.
            A. ("Xtal") for purchase of raw materials and general working capital.

      ii) $5,000,000 in 5% convertible subordinated debentures for the recently announced capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa and other corporate purposes. Repayment of the $5,000,000 is scheduled at a rate of $500,000 per month, commencing April 1, 2002. $1,000,000 has been repaid to date in the second quarter. Warrants were issued in connection with the 5% convertible subordinated debentures. The fair market value of the the warrants were recorded as debt discount on the accompanying condensed consolidated balance sheet. Once the Company's recently filed S-3 is declared effective by the SEC, the Company may, upon timely notice expect to pay all or part of the monthly redemption in shares of its common stock.

      iii) $4,259,000 of short-term notes payable at FiberCore Jena ("FCJ"). These proceeds were used to fund a portion of the capacity expansion at FCJ. Approximately $3,192,000 of these notes are expected to be paid when grant funds from the German government, which have been recorded as a current receivable and are expected to be received within the next few months. These notes will be paid when grant funds from the German government are received within the next few months. The balance of the notes will be converted into long-term debt under existing agreement by the end of the third quarter.

5.    DISPUTE WITH VENDOR

      Xtal is party to a three year take-or-pay contract expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001, Xtal purchased approximately $10,900,000 of product under the contact. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement which, is not a take-or-pay agreement. The total amount in dispute is approximately $4,400,000, with approximately $1,750,000 related to the take-or-pay contract. Xtal and the Company have submitted their position to the arbitration panel. If Xtal were to ultimately lose, Xtal could be required to purchase the preforms in question as well as pay the costs of arbitration. In that case, the legal costs of arbitration would negatively impact the Company's operating results, but the costs of the material would become part of inventory/cost of sales. This could potentially have a negative operating impact as well, depending on the price of the preforms determined in the arbitration ruling versus the market price of the preforms at the time of the ruling. The parties have had settlement discussions during this period, but have not reached an agreement at this time. Xtal has continued to purchase preforms from Shin Etsu under the contract since the fourth quarter of 2001.

6.    NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 Business Combinations, which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has adopted SFAS No. 141, and the adoption of SFAS No. 141 had no material impact on the financial reporting and related disclosures.

      In July 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The Company has adopted SFAS No.142 beginning with the first quarter of fiscal 2002.

      SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $530,000 in fiscal 2002. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company is in the process of performing its first required test of impairment measured as of January 1, 2002, which will be completed by June 30, 2002.

       Pro forma results for the three months ended March 31, 2001, assuming the discontinuation of amortization of goodwill.

      Reported net income                         $2,979,000

      Amortization of goodwill, net of taxes         139,000
                                                  ----------

      Pro forma net income                        $3,118,000
                                                  ==========

There is no impact to the pro forma basic and diluted earnings per share amounts.

      Following are patent costs classified as intangible assets that will continue to be subject to amortization over the patent's expected useful lives, which are generally seventeen years:

                                       As of                        As of
                                  March 31, 2002              December 31, 2001
                                  --------------              -----------------

Gross carrying amount               $8,167,211                   $8,141,735
Accumulated amortization             4,413,876                    4,286,501
                                    ----------                   ----------

Net carrying amount                 $3,753,334                   $3,855,234
                                    ==========                   ==========


                                                Three Months Ended  March 31,

                                                   2002              2001
                                                   ----              ----

Aggregate patent amortization expense            $129,276          $164,633


Estimated annual patent amortization expense for fiscal years ending:

    December 31, 2002                                     $517,000
    December 31, 2003                                     $513,000
    December 31, 2004                                     $509,000
    December 31, 2005                                     $509,000
    December 31, 2006                                     $509,000




      In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, however it retains the fundamental provisions of SFAS No. 121. Effective January 1, 2002, the Company adopted SFAS No. 144, which did not have an effect on the Company's condensed consolidated statements of financial position or results of operations.

7.    SUBSEQUENT EVENT

      Subsequent to March 31, 2002, the Company instituted a reduction in force at Xtal from 151 to 70 people. The anticipated quarterly savings from this reduction are estimated to be $275,000. The Company will record a restructuring charge related to this reduction in the second quarter, which is currently estimated to be $500,000. This reduction is considered necessary to bring costs into line until such time as demand returns to higher levels in the marketplace.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

      The results for the three-month period ended March 31, 2002 include the operations of DCI FiberCore, Inc. ("DCI"), which was merged into Automated Light Technologies ("ALT"), a wholly owned subsidiary of the Company on June 1, 2001.

      Consolidated sales for the three months ended March 31, 2002 decreased by $8,341,000 or 51% from the same period in 2001. Consolidated sales were negatively impacted by a 95% decline in shipments to South America, which is primarily a single-mode market. Overall, single-mode sales were down in all regions, while multimode sales increased by approximately 20%. The decline in the first quarter of 2002 was partially attributable to the loss of sales from a major customer who was in breach of contract in 2001. Sales to that customer in the first quarter of 2001 were $4,886,000. We continue to expect shipments to this customer to resume in the second half of 2002, but at a slower rate than indicated in the settlement agreement due to continued weakness in the Brazilian single-mode fiber market. The Company expects to be the primary supplier of optical fiber to this customer over the next several years and that sales to this customer will return to previous levels when the South American market strengthens to the level of early 2001 performance, assuming our customer is able to secure contracts at similar levels to its previous performance. There can be no assurance as to when and if these two conditions will occur. The Company has taken steps to offset this weakness by shifting sales to other markets, managing production levels to better match near-term demand levels, and shifting, to the extent possible, production to multimode from single-mode fiber, but we cannot assure the success of our efforts. Company-wide, the decrease in volume of shipments accounted for $8,022,000 of the decrease in sales of fiber, while the negative effects of pricing decreases accounted for $1,431,000 of the decrease in sales of fiber. The balance of the net decrease in sales is related to an increase in the sale of fiber related products and sales of DCI, which was acquired June 1, 2001.

      Gross profit was $(185,000) or (2)% of sales for the first quarter of 2002, compared to $6,591,000 or 41% of sales for the first quarter of 2001. The $6,776,000 decrease in gross profit from the first quarter of 2001 is attributable to significantly lower shipment volume in the first quarter of 2002 combined with lower pricing on single-mode fiber and the effect of a writedown, in the amount of $787,000, to inventory to account for the effect of declining prices of fiber on inventory valuation during the first quarter of 2002. Without this writedown, gross profit for the first quarter of 2002 would have been $602,000 or 7.6% of sales. Gross profit was $[628,000] or [6.8%] of sales in the fourth quarter of 2001. The Company expects continued pricing pressure to continue in the near term. Pricing and volume are expected to improve later in 2002 as inventory levels in the market place are adjusted worldwide. The Company has reduced costs at both of its fiber manufacturing facilities in the first and second quarters of 2002 in response to the softening demand, including a 56% reduction in staffing at it's Xtal facility in Brazil. Margins are expected to improve over time as a result of higher production levels as volume increases and as a result of continued cost reduction efforts, process improvements and integration of technology between operations. Some variation can be expected from quarter to quarter as (i) incremental costs are incurred in connection with the installation and start-up of new equipment, and
(ii) pricing variation due to scheduled market-pricing adjustments made on a quarterly basis in accordance with the terms of new and existing contracts.

      Selling, general and administrative costs ("SG&A") increased $915,000 or 54% in the first quarter of 2002 compared to the first quarter of 2001. SG&A costs were 33% of sales for the first quarter of 2002 as compared to 10% for the same period in 2001. The increase as a percentage of sales is attributable to the higher level of these costs relative to a significantly lower sales base in the first quarter of 2002. FiberCore Jena ("FCJ"), the Company's German plant, accounted for $603,000 of the increase. $95,000 of the increase was a result of the inclusion of DCI in operations for 2002, which was acquired on June 1, 2001. Increases in personnel, legal fees, travel and trade show expenses accounted for increases at all other locations. SG&A costs should be reduced in the second half of 2002 as a result of actions taken during the first and second quarters of the year.

      Research and development costs increased $44,000 or 10% over the first quarter of 2001. The Company intends to continue its research and development to increase production efficiency, reduce manufacturing costs and develop new products. The Company believes that this investment will result in increased profitability through increased production efficiency.

      Overall, the Company is taking action to reduce its manufacturing, SG&A and reduce its structure by approximately $3 million on an annualized basis and should begin to realize the impact of these actions in the third quarter of 2002.

      Interest expense increased by $843,000 compared to the same period in 2001. The increase in the three-month period is the result of higher short and long-term debt compared to the same period in the prior year as well as $502,000 of non-cash interest expense. The non-cash interest expense was incurred in connection with the amortization of deferred financing costs and with the deemed beneficial conversion feature and the fair value of warrants issued to a group of investors consisting of Riverview Group LLC, Laterman & Co. and Forevergreen Partners, related to the $5,000,000 in 5% convertible subordinated debentures. $287,000 of the non-cash charge to interest expense, relating to the fair value and the beneficial conversion feature related to the warrants issued was offset by an increase to additional paid-in-capital. This had no effect on the net equity, cash flow, or operations of the Company. Borrowings during the first quarter of $10,465,000 were primarily related to the expansion of manufacturing facilities in Germany and general working capital uses at all locations.

      Net foreign exchange losses were $58,000 in the first quarter of 2002 compared to a gain of $40,000 for the same period in 2001. The net loss in 2002 is principally due to the fluctuations in the value of the Brazilian Real versus the Japanese Yen on raw material purchases and the weakening of the German Deutsche Mark versus the U.S Dollar on the deposit with Sparkasse Jena.

      The Company recorded a tax benefit related to the Company's foreign subsidiaries of $103,000 for the three month period ended March 31, 2002 as compared to a tax provision of $857,000 for the same quarter in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had negative cash flow from operations of $1,785,000 for the first quarter of 2002, compared to positive cash flow of $1,113,000 for the first quarter of 2001. The negative cash flow resulted from a loss for the period of $4,078,000 plus depreciation and amortization and other non-cash charges of $624,000 and a net positive cash effect of changes in current assets and liabilities of $1,669,000. Accounts receivable decreased by $4,278,000 as compared to the end of 2001. Other receivables increased by $1,785,000 resulting from a short-term refundable deposit by FCJ, which was paid to a vendor in the amount of $1,258,000, in connection with the expansion. This amount is expected to be repaid to FCJ during 2002. Increases in refundable taxes in Germany and Brazil were responsible for the balance of the increase in other receivables. Days sales outstanding decreased from 83 days at December 31, 2001, to 46 days at March 31, 2001. We do not anticipate the days sales in accounts receivable will climb back to the level experienced at December 31, 2001. Inventory increased by $1,867,000 as compared to the end of 2001. This increase was primarily a result of the lower sales activity in the first quarter of 2002. Efforts are underway to equalize inventory levels with demand by reducing production and related costs in the first and second quarters of 2002. Inventory turnover has decreased from approximately 5 turns at December 31, 2001 to approximately 4 turns as of the end of the first quarter of 2002.

      The Company currently has a backlog of approximately $283,000,000, down from $292,000,000 at the end of 2001. This number may change as a result of re-pricing mechanisms in the Company's contracts and rescheduling due to changing business conditions. All backlog numbers are calculated based on pricing levels in effect as of the date indicated. The size of the order backlog reflects the strong market for fiber during the first half of 2001, which resulted in the Company booking a significant number of multi-year contracts, as well as the Company's position as the only "pure" fiber supplier in the Western Hemisphere and Europe. The Company also had additional bookings in the second half of 2001 as it added new business in the Asia Pacific region. However, these bookings were more than offset by the shipments during the second half of 2001 and the first quarter of 2002 and the re-pricing of existing backlog under the periodic price setting structure of most of the Company's long-term contracts with customers. The Company also experienced rescheduling from many of its customers, particularly in the South American market, which had the effect of pushing out the planned delivery schedule of the backlog.

The telecommunications industry has been experiencing a severe downturn in business for the past 18 months. While industry reports suggest that the industry may be at or near bottom and due to rebound, we are currently unable to predict the timing and/or the magnitude of the improvement. If conditions do not improve and/or we are unable to reduce product costs, the Company will continue to be adversely affected, which could result in continuing pressure on gross margins, further losses and negative cash flows from operations. This could have an impact on the Company's ability to meet its current obligations and to raise additional financing.

      While approximately $48,000,000 of this backlog is currently scheduled for delivery in 2002, we anticipate further schedule changes and have reduced this amount to $40,000,000 for planning purposes. In addition, we have taken steps to reduce product and SG&A costs, including a restructuring at the Xtal facility, so as to minimize the effect of the market conditions. Moreover, the Company estimates that between continuing improvements during the year in operating cash flow, the slowing and/or postponing of expansion activities and, if needed, the ability to utilize the remaining $15,000,000 of the equity line of credit with Crescent International, Ltd.("Crescent"), that there will be sufficient liquidity to meet on-going cash flow needs.

      The Company invested $7,151,000 in new equipment and facilities at the Company's German and Brazilian subsidiaries during the first quarter of 2002. Grants received related to the expansion in Germany amounted to $171,000 during the first quarter of 2002. Grant funds reduce the cost basis of the assets acquired.

      The Company received proceeds of short-term notes payable of $10,465,000 during the first quarter as follows:

      i)   $5,000,000 was received from an investor group.

      ii) $4,259,000 was received from German banks related to the expansion at FCJ

      iii) $1,206,000 was received by Xtal for working capital purposes.

      The Company received proceeds of $5,000,000 from an investor group in consideration of 5% convertible subordinated debentures. The proceeds have been used to support the Company's capital expenditure program, including the recently announced capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa and other corporate purposes. Repayment of the $5,000,000 is scheduled at a rate of $500,000 per month, commencing April 1, 2002. $1,000,000 has been repaid to date in the second quarter. Once the Company's recently filed S-3 is declared effective by the SEC, the Company may, at its discretion and upon timely notice, elect to pay all or part of the monthly redemption in shares of its common stock. The Company will receive $1,000,000 from the above investor group upon the effectiveness of the S-3 and will issue 5% convertible debentures.

      FCJ received proceeds from short-term notes amounting to $4,259,000. $3,794,000 of these notes were borrowed in anticipation of reimbursement of grants from the German government related to the expansion at FCJ. These grant funds are expected in the second quarter and the related notes will be repaid from those funds. The balance of the notes of $465,000 will be converted into long-term debt by the end of the third quarter.

      Proceeds of $1,206,000 were short-term working capital loans for the Company's Brazilian subsidiary. The Company anticipates working with its banking partners in Brazil to extend the maturity dates on some of its existing short term loans, although the outcome of these discussions is not known at this time and it cannot be assured they will be successful. The Company also has the $15,000,000 Crescent equity line of credit available to draw upon to meet cash needs during 2002.

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

      FOREIGN CURRENCY RISK. FCJ may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the Euro. As of March 31, 2002, the Company had no outstanding forward exchange contracts.

      As of March 31, 2002, the Company had a long-term loan denominated in Deutsche Marks("DM") totaling 7,700,000 DM. The principal of the loan is due at maturity in September of 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $21,000 for each of the years from 2001 through 2005, and by approximately $16,000 in 2006.

      Substantially all of the Company's sales are through FCJ and Xtal. Additionally, as of March 31, 2002, 38%, 43% and 7% of the Company's assets are at FCJ, Xtal and the Company's Malaysian subsidiary, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

      INTEREST RATE RISK. As of March 31, 2002, the Company had long-term loans with interest rates based on the prime rate or LIBOR, which is adjusted quarterly based on the prevailing market rates. A 10% change in the interest rate on this loan would have increased or decreased the first quarter 2002 interest expense by approximately $4,000.

                           PART II - OTHER INFORMATION

ITEMS 1 - 4.

      None.

ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)   EXHIBITS

                  None.

            (B)   REPORTS ON FORM 8-K

                  o   Current Report on Form 8-K Report filed on February 5,
                      2002.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FiberCore, Inc.
                                    --------------
                                    (Registrant)


Date: May 15, 2002                  /s/ Mohd Aslami
                                    --------------------------------------------
                                    Dr. Mohd A. Aslami
                                    Chairman, President and Chief Executive
                                    Officer
                                       (Duly Authorized Officer)

Date:  May  15, 2002                /s/ Robert P. Lobban
                                    --------------------------------------------
                                    Robert P. Lobban
                                    Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)