Form 10-Q
period 2002-06-30
FIBERCORE INC
filed 2002-08-14
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2002

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

Yes [X]     No [ ]

The number of shares of the Registrant's common stock outstanding as of August 12, 2002 was 67,920,814.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I      FINANCIAL INFORMATION..............................................3

            ITEM 1.     FINANCIAL STATEMENTS...................................3

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        AT JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001.....3

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND
                        2001 (UNAUDITED).......................................4

                        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE
                        30, 2002 AND 2001 (UNAUDITED)..........................5

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                        THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                        (UNAUDITED)............................................6

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)............................................7

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........13

            ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK..................................................18

PART II     OTHER INFORMATION.................................................19

            ITEM 1.     LEGAL PROCEEDINGS.....................................19
            ITEM 2.     CHANGES IN SECURITIES.................................19
            ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.......................19
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...19
            ITEM 5.     OTHER INFORMATION.....................................19
            ITEM 6.     EXHIBITS & REPORTS ON FORM 8-K........................19

SIGNATURES AND CERTIFICATION..................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)              June 30,      December 31,
                                                        2002            2001
                                                      --------      ------------
                                                    (Unaudited)

                                     ASSETS

Current assets:
  Cash ...........................................    $  1,084       $  1,721
  Accounts receivable - net ......................       3,150          8,436
  Receivable from government grants ..............       2,681             --
  Other receivables (principally value added taxes)      5,829          5,398
    Inventories ..................................      10,862          8,099
    Prepaid and other current assets .............       1,076          1,022
                                                      --------       --------
      Total current assets .......................      24,682         24,676
                                                      --------       --------
Property and equipment - net .....................      48,336         43,556
                                                      --------       --------

Other assets:
  Notes receivable from joint venture
    partners .....................................       4,948          4,948
  Restricted cash ................................       1,941          1,753
  Patents - net ..................................       3,662          3,855
  Investments in joint ventures ..................         925            925
  Deferred tax asset .............................         508            383
  Goodwill, net ..................................       9,016         10,897
  Other ..........................................       2,243          1,990
                                                      --------       --------
    Total other assets ...........................      23,243         24,751
                                                      --------       --------
    Total assets .................................    $ 96,261       $ 92,983
                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current installment
    on long-term debt ............................    $ 24,433       $ 10,859
  Accounts payable ...............................       7,238          8,746
  Accrued expenses ...............................       7,015          5,966
  Other liabilities ..............................         331            424
                                                      --------       --------
    Total current liabilities ....................      39,017         25,995
                                                      --------       --------
Deferred income ..................................       1,345          1,021
Long-term debt ...................................      23,652         22,475
                                                      --------       --------
    Total liabilities ............................      64,014         49,491
                                                      --------       --------
Minority interest ................................       4,410          5,117
                                                      --------       --------
Stockholders' equity:
  Preferred stock, $.001 par value,
    authorized 10,000,000 shares; no
    shares issued and outstanding ................          --             --
  Series A preferred stock, $.001 par
    value, authorized 1 share; 1 share
    issued and outstanding .......................          --             --
  Common stock, $.001 par value,
    authorized 100,000,000 shares;
    shares issued and outstanding:
    61,589,533 at June 30, 2002 and
    61,481,139 at December 31, 2001 ..............          61             61
  Additional paid-in-capital .....................      66,037         64,847
  Accumulated deficit ............................     (28,634)       (19,413)
  Accumulated other comprehensive loss:
    Accumulated translation adjustment ...........      (9,627)        (7,120)
                                                      --------       --------
      Total stockholders' equity .................      27,837         38,375
                                                      --------       --------
  Total liabilities and stockholders'
    equity .......................................    $ 96,261       $ 92,983
                                                      ========       ========

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Dollars in thousands except share data)                 Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                     --------------------------    --------------------------
                                                        2002           2001           2002           2001
                                                     -----------    -----------    -----------    -----------
Net sales ........................................   $     6,374    $    18,066    $    14,259    $    34,292
Cost of sales:
   Cost of sales .................................         5,172         10,836         12,455         20,471
   Restructuring Costs ...........................           197             --            197             --
   Write-down of inventory .......................           346             --          1,133             --
                                                     -----------    -----------    -----------    -----------
              Total cost of sales ................         5,715         10,836         13,785         20,471
                                                     -----------    -----------    -----------    -----------
              Gross profit .......................           659          7,230            474         13,821

Operating expenses:
Selling, general and administrative expenses .....         2,887          2,037          5,500          3,734
Research and development .........................           510            581            993          1,021
Restructuring Costs ..............................           103             --            103             --
                                                     -----------    -----------    -----------    -----------
Income (loss) from operations ....................        (2,841)         4,612         (6,122)         9,066
Interest income ..................................           260             37            298            133
Interest expense .................................        (1,540)          (518)        (2,664)          (798)
Foreign exchange loss - net ......................        (1,737)          (250)        (1,795)          (210)
Other income - net ...............................            27            321             --            130
                                                     -----------    -----------    -----------    -----------
             Income (loss) before income taxes and
             minority interest ...................        (5,831)         4,202        (10,283)         8,321
Benefit from (provision for) income taxes ........            86           (937)           190         (1,794)
                                                     -----------    -----------    -----------    -----------
Income (loss) before minority interest ...........        (5,745)         3,265        (10,093)         6,527
Minority interest in (income) loss of subsidiary .           602           (216)           872           (499)
                                                     -----------    -----------    -----------    -----------
Net income (loss) ................................   $    (5,143)   $     3,049    $    (9,221)   $     6,028
                                                     ===========    ===========    ===========    ===========
Income (loss) per share of common stock:
Basic ............................................   $     (0.08)        $0 .05    $     (0.15)        $0 .10
Diluted ..........................................         (0.08)         0 .05          (0.15)         0 .09
Weighted average shares outstanding:
Basic ............................................    61,589,533     59,565,539     61,553,024     59,263,000
Diluted ..........................................    61,589,533     65,533,406     61,553,024     65,230,867

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(Dollars in thousands)                Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                      ------------------    -------------------
                                        2002       2001        2002       2001
                                      -------    -------    --------    -------

Net income (loss) .................   $(5,143)   $ 3,049    $ (9,221)   $ 6,028

Other comprehensive loss:
  Foreign currency translation
  adjustments .....................    (1,793)    (1,480)     (2,507)    (4,867)
                                      -------    -------    --------    -------

Total comprehensive income (loss) .   $(6,936)   $ 1,569    $(11,728)   $ 1,161
                                      =======    =======    ========    =======

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)                                      Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
Cash flows from operating activities:
  Net income (loss) ................................     $ (9,221)     $  6,028
Adjustments to reconcile net income
  (loss) to net cash (used in) provided
  by operating activities:
  Depreciation and amortization ....................        1,419         1,552
  Deferred income taxes ............................         (172)          441
  Foreign currency translation (gain)
    loss and other .................................          735          (303)
  Non-cash interest expense ........................        1,027            --
  Write-down of inventory ..........................        1,133            --
  (Decrease) increase in minority interest .........         (707)          499

Changes in operating assets and liabilities:
  Accounts receivable ..............................        4,956        (4,781)
  Other receivables ................................         (864)       (1,720)
  Inventories ......................................       (4,281)       (1,276)
  Prepaid and other current assets .................         (197)       (1,031)
  Accounts payable .................................         (839)        1,090
  Accrued expenses .................................        1,067          (336)
                                                         --------      --------
    Net cash (used in) provided by operating
      activities ...................................       (5,944)          163
                                                         --------      --------

Cash flows from investing activities:
  Purchase of property and equipment ...............       (9,395)      (15,744)
  Reimbursement from government grants .............        1,577            --
  Cash used for acquisition ........................           --          (250)
  Cash acquired from acquisition ...................           --            27
  Other ............................................         (216)         (269)
                                                         --------      --------
    Net cash used in investing activities ..........       (8,034)      (16,236)
                                                         --------      --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...........          157            29
  Proceeds from long-term debt .....................          467        11,627
  Proceeds from notes payable ......................       15,565         4,871
  Repayment of long-term debt ......................          (31)          (82)
  Repayment of notes payable .......................       (2,002)       (1,003)
  Financing costs ..................................         (633)         (276)
                                                         --------      --------
    Net cash provided by financing
      activities ...................................       13,523        15,166
                                                         --------      --------
Effect of foreign exchange rates change
  on cash ..........................................         (182)         (482)
Decrease in cash ...................................         (637)       (1,389)
Cash, beginning of period ..........................        1,721         5,051
                                                         --------      --------
Cash, end of period ................................     $  1,084      $  3,662
                                                         ========      ========
Supplemental disclosure:
  Cash paid for interest ...........................     $    874      $    658
  Cash paid for taxes ..............................            8           396
  Common stock issued for conversion
    of debt ........................................           --         4,000

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1)    PREVAILING MARKET CONDITIONS

      Demand for single-mode fiber for use in the long haul market has significantly weakened and prices have fallen, most notably in the United States and South America, as telecom carriers have dramatically reduced capital expenditures. The decline, however, may be leveling off or easing as published market studies and industry sources indicate that the demand for single-mode fiber should start to increase during the first half of 2003 and that the demand for fiber to supply the metropolitan access and fiber-to-the-home markets will begin increasing as carriers start to connect the long-haul fiber to the end-user. For the most part, multi-mode fiber, which accounted for approximately 35% of our revenues in 2001 and has increased to over 50% in the first six months of 2002, has been less affected by these recent events, experiencing approximately 15% price declines although volumes have increased. Nevertheless, there is no clear indication as to whether the expected demand will materialize and whether prices will improve with the expected increases in demand.

      We have experienced a precipitous decline in the South American market and have taken steps to offset this decline by shifting sales efforts to other markets, by managing production levels to better match current and expected near-term demand levels, and by shifting, to the extent possible, production to multi-mode from single mode fiber. We anticipate that as this trend continues, a higher percentage of our revenue will be attributable to multi-mode fiber in 2002 as can be seen through the first six months results. One area that has shown some resiliency has been China, and we have begun shipping product into China from Brazil. However, prices in China have also been weakening, as the large fiber manufacturers, including those from Japan and Korea, reduce inventories and attempt to capture volume orders, and there have been some recent indications that demand may be softening. In view of its sizeable long-term fiber requirements, China has recently passed laws that will eliminate the importation of fiber by 2005. Accordingly, as the only fiber manufacturer that does not manufacture cable and therefore does not compete with our customers, we have been approached by several Chinese cable manufacturers and others to enter joint ventures to build facilities in China. At present, discussions with several groups are in process.

2)    BASIS OF PRESENTATION

      The condensed consolidated balance sheet as of June 30, 2002 and related condensed consolidated statements of operations, comprehensive income (loss), and cash flows for the three months ended June 30, 2002 and 2001 included herein have been prepared by FiberCore, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Results for the second quarter may not be indicative of the full year results.

      The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

3)    INVENTORIES

Inventories consist of the following:

(Dollars in thousands)                         June 30, 2002   December 31, 2001
                                               -------------   -----------------

Raw material                                      $ 3,276           $3,913
Work-in-progress                                    2,161            1,379
Finished goods                                      5,425            2,807
                                                  -------           ------
                  Total                           $10,862           $8,099
                                                  =======           ======

      Finished goods inventory reflects a write-down amounting to $1,133,000 to account for the effect of declining prices on single-mode fiber during the first six months of 2002.

4)    RESTRICTED CASH

      Restricted cash represents the German Mark (DM) 3,850,000 deposit with the Sparkasse Jena securing the loan from the Sparkasse Jena of DM 7,700,000. The deposit is reflected in the financial statements in the U.S. Dollar equivalent using the exchange rates in effect at the balance sheet date. The increase of $188,000 in the balance sheet amount from December 31, 2001 to June 30, 2002 is the result of the increase in the value of the Euro as compared to the US Dollar as of June 30, 2002. The change is accounted for as an unrealized foreign exchange gain in the condensed consolidated statement of operations.

5)    BORROWINGS DURING THE FIRST SIX MONTHS OF 2002

      The following describes the borrowing activity for the six months ended June 30, 2002:

      i)    $2,348,000 in short-term notes payable at Xtal FiberCore Brasil S.
            A. ("Xtal") for purchase of raw materials and general working capital.

      ii) $5,000,000 in 5% convertible subordinated debentures for the recently announced capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa and other corporate purposes. Repayment of the $5,000,000 is scheduled at a rate of $500,000 per month, commencing April 1, 2002. $1,500,000 has been repaid to date in the second quarter. On June 3, 2002, subsequent to the effectiveness of the Company's Form S-3, an additional $500,000 was received by the Company, which was used immediately to make the payment due on June 1, 2002. Repayment of the $500,000 received in June will be made by December, 2002. Warrants were issued in connection with the 5% convertible subordinated debentures. The fair value of the warrants was recorded as debt discount on the accompanying condensed consolidated balance sheet. The debt discount is being amortized over the course of 2002 on an effective interest rate method.

      iii) $7,582,000 of short-term notes payable by FiberCore Jena ("FCJ"). These proceeds were used to fund a portion of the capacity expansion at FCJ. Approximately $3,192,000 of these notes will be paid when grant funds from the German government, which have been recorded as a current receivable, are received. The funds are expected to be received during the third quarter. The balance of the notes will be converted into long-term debt, under an existing agreement, by the end of the third quarter.

      iv) $135,000 in short-term notes payable to an officer and a director of the Company, for general working capital purposes. The notes bear interest at an annual rate of 12% and are payable by September 30, 2002.

      v) $96,000 in convertible debentures payable by FiberCore Africa. The notes bear interest at an annual interest rate of 11.5%. The notes are redeemable one to three years from the date of the notes. During the term of three years, the note holders have the option to convert the notes in ordinary shares of FiberCore Africa, otherwise they will be redeemed by the Company. The debentures are expected to be repaid during the first quarter of 2003.

      vi) $371,000 note payable by FiberCore Glas GmbH due November 11, 2007 with interest at 6.38% secured by machinery and equipment.

Lien Attachment

      Pursuant to the Loan Agreement between Fleet National Bank ("Fleet") and the Company, dated as of December 20, 2000 (the "Loan Agreement"), Fleet has the right to attach a lien on 65% of the equity in the Company's subsidiaries and substantially all of the Company's other assets, and to increase the interest rate on the Company's obligations to Fleet by 1%, if the credit rating of Tyco International Group S.A. ("Tyco"), the guarantor of such obligations, falls below certain levels. The Company is in compliance with its obligations under the Loan Agreement, which does not contain any financial covenants. Recent downgrades of Tyco's credit triggered Fleet's ability to attach the lien and increase the interest rate. On June 28, 2002, Fleet Bank exercised its right to attach the liens and also increased the interest rate on the loan, effective on the date of the downgrade of Tyco's credit rating.

6)    LEGAL MATTERS

      i) Xtal is party to a three-year take-or-pay contract expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001, Xtal purchased approximately $10,900,000 of product under the contact. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement, which is not a take-or-pay agreement. The initial amount in dispute was approximately $4,400,000, with approximately $1,750,000 related to the take-or-pay contract. The Company contends that the amounts under the non-related agreements are not subject to arbitration in Japan and is contesting the jurisdiction of the arbitration panel in this matter. Xtal and the Company have submitted their position on all items to the arbitration panel. If Xtal were to ultimately lose, Xtal could be required to purchase the preforms in question as well as pay the costs of arbitration. In that case, the legal costs of arbitration would negatively impact the Company's operating results, but the costs of the material would become part of inventory/cost of sales. This could potentially have a negative operating impact as well, depending on the price of the preforms determined in the arbitration ruling versus the market price of the preforms at the time of the ruling. The parties have had settlement discussions during this period, but have been unable to reach an agreement at this time. Xtal has continued to purchase preforms from Shin Etsu under the contract since the fourth quarter of 2001, but at levels below those called for in the contract due to market and economic conditions. Shin Etsu has amended their arbitration claim to include the difference between the quantity actually purchased and the quantity originally contracted for since their initial claim was filed. This increases their total claim to approximately $6,600,000. The Company has submitted additional defenses to the arbitration panel including the dramatic change in economic circumstances in the industry. A ruling is not expected from the arbitration panel until late 2002 or early 2003.

            Subsequent to the close of the quarter, Shin Etsu filed suit in the United States District Court of Massachusetts. This suit seeks to compel the Company to arbitrate agreements in Japan that the Company believes are not subject to arbitration. It also seeks summary judgment of $2.7 million if the court does not rule in its favor on the arbitration question. The $2.7 million is part of the original $4.4 million claim discussed above. The Company filed a response to this suit on August 12, 2002 and will defend itself vigorously.

      ii) On August 2, 2002 a patent infringement suit was filed against the Company. The complaint was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, case number 1:02CV2149. The action is brought by Fitel USA Corp., and alleges infringement by the Company of three patents held by Fitel. The plaintiff alleges in the complaint that the Company has infringed and continues to infringe on U.S. Patent No. 4,909,816, on U.S. Patent No. 5,298,047 and on U.S. Patent No. 5,418,881. The plaintiff seeks an injunction permanently prohibiting the Company from directly infringing on the named patents or inducing or contributing to the infringement of the U.S. Patent No. 5,418,881 by others, and seeks unspecified compensatory and treble damages, attorneys fees and costs, and such other and further relief as is just and proper.

            The Company believes these claims to be without merit, has retained counsel and will vigorously defend itself in this case.

7)    NEW ACCOUNTING PRONOUNCEMENTS

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

      SFAS No.142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $530,000 in fiscal 2002. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company has completed its initial test of impairment, measured as of January 1, 2002 and has concluded there is no impairment to goodwill as of the adoption date of SFAS No. 142.

      Pro forma results for the three and six months ended June 30, 2001, assuming the discontinuation of amortization of goodwill.

                                                   Three months     Six Months
                                                       Ended           Ended
                                                   June 30, 2001   June 30, 2001
                                                   -------------   -------------

Reported net income                                 $3,049,000      $6,028,000
Amortization of goodwill                               125,000         264,000
                                                    ----------      ----------
Pro forma net income                                $3,174,000      $6,292,000
                                                    ==========      ==========

Pro forma income per share of common stock:
Basic:
   Reported net income per share                    $     0.05      $     0.10
   Amortization of goodwill                                 --            0.01
                                                    ----------      ----------
   Pro forma net income per share                   $     0.05      $     0.11
                                                    ==========      ==========

Diluted:
   Reported net income per share                    $     0.05      $     0.09
   Amortization of goodwill                                 --            0.01
                                                    ----------      ----------
   Pro forma net income per share                   $     0.05      $     0.10
                                                    ==========      ==========

      Following are patent costs classified as intangible assets that will continue to be subject to amortization over the patent's expected useful lives, which are generally seventeen years:

                                                   As of             As of
                                               June 30, 2002   December 31, 2001
                                               -------------   -----------------

Gross carrying amount                           $ 8,206,889       $ 8,141,735
Accumulated amortization                         (4,545,053)       (4,286,501)
                                                -----------       -----------
Net carrying amount                             $ 3,661,836       $ 3,855,234
                                                ===========       ===========

                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------

Aggregate patent amortization expense                       $258,552    $329,267

Estimated annual patent amortization expense for fiscal years ending:

      December 31, 2002            $517,000
      December 31, 2003            $513,000
      December 31, 2004            $509,000
      December 31, 2005            $509,000
      December 31, 2006            $509,000

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

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4,44,and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material result on the Company's financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company is in the process of determining the effect of the adoption of SFAS No. 146 on the Company's consolidated financial statements.

8)    RESTRUCTURING

      During the second quarter of 2002, the Company initiated a restructuring program. Under that program, the Company reduced the number of personnel at Xtal by 105 people from 170 to 65. The amount charged to operations during the second quarter as a result of the restructuring amounted to $300,000 ($197,000 of which is included in cost of sales), which was all incurred and paid as of June 30, 2002. The anticipated quarterly savings from this reduction in the future are estimated to be $323,000. The restructuring costs included termination benefits for the employees involved. The numbers of employees by category were as follows:

      Manufacturing - Direct and indirect labor      88
      R&D                                             4
      Sales                                           4
      Administrative                                  9

      This reduction was considered necessary to decrease costs until such time as demand returns to the marketplace.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

      The results for the three and six-month periods ended June 30, 2002 include the operations of DCI FiberCore, Inc., which was merged into Automated Light Technologies ("ALT"), a wholly owned subsidiary of the Company on June 1, 2001 and FiberCore Africa (FCAfrica), a 60% owned joint venture. Effective July 16, 2002, the name of DCI FiberCore, Inc. has been changed to FiberCore Systems, Inc. ("FCS"). FCAfrica is in start-up mode and has primarily incurred administrative expenses during the first six months of 2002.

      Sales for the three and six-month periods ended June 30, 2002 decreased by $11,692,000 and $20,033,000 or 64.7% and 58.4%, respectively, as compared to the same periods in 2001. Sales continued to be negatively impacted by a 95% decline in shipments to South America, which is primarily a single-mode market. Overall, single-mode sales were down in all regions, while multimode sales increased by approximately 21%. The decline in the first six months of 2002 was partially attributable to the loss of sales from a major customer who was in breach of contract in 2001. Sales to that customer in the first half of 2001 were $10,141,000. We continue to expect shipments to resume in the second half of 2002, but at a significantly slower rate than indicated in the settlement agreement due to continued weakness in the Brazilian single-mode fiber market. The Company expects to be the primary supplier of optical fiber to this customer over the next several years and that sales to this customer will return to previous levels when the South American market strengthens to the level of early 2001 performance assuming our customer is able to secure contracts at similar levels to its previous performance. There can be no assurance as to when and if these two conditions will occur. The Company has taken steps to offset this weakness by shifting sales to other markets, managing production levels to better match near-term demand levels, and shifting, to the extent possible, production to multimode from single-mode fiber, but we cannot assure the success of our efforts. Company-wide for the first six months, the decrease in volume of shipments accounted for $17,011,793 of the decrease in sales of fiber, while the negative effects of pricing decreases accounted for $3,352,570 of the decrease in sales of fiber. The balance of the net decrease in sales is related to a $331,058 net increase in the sale of other fiber products and sales of FCS, which was acquired June 1, 2001.

      Gross profit was $659,000 and $474,000 or 10.3% and 3.3% of sales for the three and six month periods ended June 30, 2002, respectively, compared to $7,230,000 and $13,821,000 or 40.0% and 40.3%
for the comparable periods in the prior year. The $6,571,000 and $13,347,000 decreases in gross profit from the comparable periods in 2001 are primarily attributable to significantly lower shipment volume during the first half of 2002, combined with lower pricing. The effect of adjustments during the first half of 2002 to raw materials and finished goods inventory to account for the continuing effect of declining prices of fiber on inventory valuation amounted to $346,000 for the second quarter and $1,133,000 for the six month period. Restructuring costs included in cost of sales for the second quarter amounted to $197,000. The result of restructuring at Xtal should improve gross profit by $219,000. Without both of these adjustments, gross profit for the second quarter would have been $1,202,000 or 18.9%. This compares to a gross profit (6.8%) in the fourth quarter of 2001 and 7.6% in the first quarter of 2002 after adjustment for inventory write-downs. Gross profit for the first six months of 2002 would have been $1,804,000 or 12.7% of sales without the adjustments. The Company expects pricing pressure to continue in the near-term. The Company has reduced costs at both of its fiber manufacturing facilities in the first and second quarters of 2002 in response to the softening demand, including a 62% reduction in staffing at the Xtal facility in Brazil. Margins are expected to improve over the longer term as a result of higher production levels as volume increases and as a result of continued cost reduction efforts, process improvements and integration of technology between operations. Some variation can be expected from quarter to quarter as (i) incremental costs are incurred in connection with the installation and start-up of new equipment, and (ii) pricing variation due to scheduled market-pricing adjustments made on a quarterly basis in accordance with the terms of new and existing contracts.

      Selling, general and administrative costs ("SG&A") increased $850,000 or 41.7% and $1,766,000 or 47.3% for the second quarter and first six months of 2002 as compared to the comparable periods in 2001. SG&A costs were 39% of sales for the first six months of 2002 as compared to 11% for the same period in 2001. The increase as a percentage of sales is attributable to the higher level of these costs relative to a significantly lower sales base during the first six months of 2002. FiberCore Africa accounted for $481,000 of the second quarter and six month increases as compared to the comparable periods in 2001. FiberCore Jena ("FCJ"), the Company's German plant, accounted for $613,000 of the 6 month increase in 2002 as compared to the prior year. $157,000 of the six month increase was a result of the inclusion of FCS into operations for 2002, which was acquired on June 1, 2001. Increases in personnel, legal fees, travel and trade show expenses accounted for increases at all other locations. The Company has taken steps to significantly reduce SG&A costs during the second half of 2002 as a result of actions taken during the first and second quarters of 2002.

      Research and development costs decreased $71,000 or 12.2% for the second quarter of 2002 and $28,000 or 3% for the first six months of 2002 as compared to the comparable periods in 2001. The decrease was a result of lower expenditures at the Company's Brazilian subsidiary. The Company intends to continue its research and development to increase production efficiency, reduce manufacturing costs and develop new products. The Company believes that this investment will result in increased profitability through increased production efficiency.

      Interest expense increased by $1,022,000 or 197% and $1,866,000 or 234% for the three and six-month periods of 2002 as compared to the comparable periods in 2001. The increases are the result of higher short and long-term debt related to operations at Xtal combined with the additional interest costs related to the expansion activities at FCJ and $1,027,000 of non-cash interest expense in connection with the amortization of deferred financing costs, the deemed beneficial conversion feature and the fair value of warrants issued to a group of investors consisting of Riverview Group LLC, Laterman & Co. and Forevergreen Partners, related to the $5,500,000 in 5% convertible subordinated debentures. $578,000 of the non-cash charge to interest expense, related to the fair value of the warrants issued and the beneficial conversion feature related to the debentures was offset by an increase to additional paid-in-capital. This had no effect on the net equity, cash flow, or operations of the Company. Borrowings during the first half of $16,032,000 were primarily related to the expansion of manufacturing facilities in Germany and general working capital uses at all locations.

      Net foreign exchange losses were $1,737,000 and $1,795,000 for the three and six-month periods in 2002 compared to a losses of $250,000 and $210,000 for the same periods in 2001. The net losses in 2002 are due principally to the significant decline in the value of the Brazilian Real versus the US Dollar, the Japanese Yen and the European Euro on raw material purchases offset by the strengthening of the Euro versus the U.S Dollar on the deposit with Sparkasse Jena.

      The Company recorded tax benefits related to the Company's foreign subsidiaries of $86,000 and $190,000 for the three and six-month periods ended June 30, 2002 as compared to tax provisions of $937,000 and $1,794,000 for the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had available cash of $1,084,000 as of June 30, 2002 and had $24,433,000 in notes payable and current installments on long-term debt. A number of actions have been undertaken to address the cash flow situation. Currently, the Company is in negotiations with a group of banks in Brazil to form a syndication on approximately $9.5 million of unsecured short-term notes and convert this to long-term debt with payments against the principal amount to begin after one year. The Company expects to close on the syndication during the third quarter. The Company had short-term notes of approximately $7.6 million in Germany associated with the expansion projects. Approximately $3.2 million of these notes will be paid when grant funds from the German government, which have been recorded as a current receivable, are received within the next few months under the agreement. The Company also has a bank commitment letter for the financing of the second phase of the expansion in Germany and expects it to be finalized during the third quarter. Once the financing is complete, the Company will immediately become eligible to receive approximately $8.5 million in government grants and bank loans against funds already expended by the Company. The $4.4 million balance of currently outstanding German notes will be paid out of these funds or converted into long-term debt. Additionally, the Company had $4 million outstanding against the Convertible Debentures issued earlier this year. The Company has reduced the outstanding balance since the start of the third quarter by $1.35 million through the issuance of common stock, and has the option of continuing to issue shares against the debentures if cash flow does not provide sufficient funds to make the payments in cash. Finally, $1.25 million is due to Algar associated with the purchase of Xtal. The Company has initiated discussions with Algar to defer or otherwise adjust this requirement. Successful completion of these actions would address approximately $22 million of the $24 million in notes payable and current installments on long-term debt. The remaining $2 million due over the next twelve months will be paid from cash flow and some additional re-financing, if necessary.

      Additionally, the Company has put in place a revised plan for the balance of 2002 that is expected to result in a breakeven to positive cash flow from operations for the balance of 2002. The revised plan consists of improvements in the gross margin from operational improvements, a significant reduction in SG&A expenses and reduction in inventory levels. However, the Company can make no assurances that all the negotiations and actions described above will be successful. If the Company is not successful, it could face a cash shortfall unless additional financing can be arranged.

      The Company had negative cash flow from operations of $5,944,000 for the first six months of 2002, compared to positive cash flow of $163,000 for the first six months of 2001. The negative cash flow resulted from a loss for the period of $9,221,000 plus depreciation and amortization of $1,419,000, non-cash interest of $1,027,000, a write-down of inventory amounting to $1,133,000 and other non-cash charges of ($144,000). The changes in current assets and current liabilities produced a net source of cash of $158,000. Accounts receivable decreased by $4,956,000 as compared to an increase of $4,781,000 for the first half of 2001. Other receivables increased by $864,000 resulting from a short-term deposit at FCJ, which was paid to a vendor in the amount of $1,258,000, in connection with the expansion. This amount is expected to be repaid to FCJ during 2002. Increases in refundable taxes in Germany and Brazil were responsible for the balance of the increase in other receivables. The number of days sales outstanding in accounts receivable decreased from 83 days at December 31, 2001 to 43 at June 30, 2002. We do not anticipate that the number of days sales in accounts receivable will climb back to the level experienced at December 31, 2001. Inventory increased by $4,281,000 as compared to a decrease of $1,276,000 for the first half of 2001. The increase of $4,281,000 is before the effect of the inventory write-down ($1,133,000) and the change in valuation due to the net decrease of foreign exchange rates of $386,000. This increase was primarily a result of the lower sales activity in the first half of 2002. Inventory levels are expected to be reduced in the third and fourth quarters to equalize levels with demand. Inventory turnover has decreased from approximately 5 times at December 31, 2001 to approximately 3 times as of the end of the second quarter of 2002 as a result of the slower sales volume.

      The Company currently has a backlog of approximately $279,000,000, down from $292,000,000 at the end of 2001. The Company has experienced significant rescheduling from many of its customers, particularly in the South American market, which had the effect of pushing out the planned delivery schedule of the backlog. The result of the rescheduling is that most of the backlog will be shipped in future years and, accordingly, the total backlog is not a good indicator of near-term sales demand. The backlog number may continue to change as a result of re-pricing mechanisms in the Company's contracts and rescheduling due to changing business conditions. All backlog numbers are calculated based on pricing levels in effect as of the date indicated. The size of the order backlog reflects the strong market for fiber during the first half of 2001, which resulted in the Company booking a significant number of multi-year contracts, as well as the Company's position as the only "pure" fiber supplier in the Western Hemisphere and Europe. The Company also had additional bookings in the second half of 2001 as it added new business in the Asia Pacific region. However, these bookings were more than offset by the shipments during the second half of 2001 and the first half of 2002 and the re-pricing of existing backlog under the periodic price setting structure of most of the Company's long-term contracts with customers.

      The telecommunications industry has been experiencing a severe downturn in business for the past 21 months. And, while industry reports suggest that the industry may be at or near bottom and due to rebound, we are currently unable to predict the timing and/or the magnitude of the improvement. If conditions do not improve and/or we are unable to reduce product costs, the Company will continue to be adversely affected, which could result in continuing pressure on gross margins, further losses and negative cash flows from operations. This could have an impact on the Company's ability to meet its current obligations and to raise additional financing.

      While approximately $34,000,000 of this backlog is currently scheduled for delivery in the second half of 2002, we anticipate further schedule changes and for planning purposes are anticipating approximately half of this amount will ship yet this year. In addition, we have taken steps to reduce product and SG&A costs, including the restructuring at the Xtal facility, so as to minimize the effect of the market conditions. Moreover, the Company estimates that between continuing improvements during the year in operating cash flow, the slowing and/or postponing of expansion activities, the rescheduling of notes payable as discussed above and the finalization of grants and loans associated with the expansion in Germany, the Company will have sufficient liquidity to meet ongoing cash flow needs. If any of the above anticipated items should not occur as planned, the Company could face a cash shortfall unless additional financing can be arranged.

      In the current environment in the telecommunications industry, the financial markets, and at the current prices of the Company's common stock, raising additional equity financing is difficult and would be significantly dilutive to existing shareholders. The Company still has the ability to utilize the remaining $ 15,000,000 of the equity line of credit with Crescent International, Ltd. ("Crescent"), however, due to the terms of the current agreement that limits monthly draw-downs based on the current stock price and trading volumes, the Company would only be able to access approximately $200,000 during the last 4 months of 2002. This facility will be available 90 days after the June 3, 2002 effective date of the S-3 registration statement related to the $5,000,000 in convertible debentures. Crescent and the Company have agreed to re-negotiate the terms of the equity line, including an extension of the period of the line.

      The Company invested $9,395,000 in new equipment and facilities at the Company's German and Brazilian subsidiaries during the first six months of 2002, with almost all of the investment in Germany. Grants received related to the expansion in Germany amounted to $1,577,000 during the first six months of 2002. Grant funds reduce the cost basis of the assets acquired.

The Company received proceeds from short-term notes payable of $15,565,000 during the first half as follows:

      i)    $5,500,000 was received from an investor group.

      ii) $7,582,000 was received from German banks related to the expansion at FCJ

      iii)  $2,348,000 was received by Xtal for working capital purposes.

      iv) $135,000 was received from an officer and a director of the Company for general working capital purposes.

      The Company received proceeds of $5,000,000 from an investor group in consideration of 5% convertible subordinated debentures. The proceeds have been used to support the Company's capital expenditure program, including the recently announced capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa and other corporate purposes. Repayment of the $5,000,000 is scheduled at a rate of $500,000 per month, commencing April 1, 2002. $1,500,000 has been repaid to date through June 30, 2002. Warrants were issued in connection with the 5% convertible subordinated debentures. The fair market value of the warrants was recorded as a debt discount on the accompanying condensed consolidated balance sheet. The Company's recently filed S-3 registration statement was declared effective by the SEC on June 3, 2002. The Company received an additional $500,000 in convertible debentures from the investor group, which was used to make the payment due June 1, 2001. Subsequent to the effectiveness of the registration statement on June 3, the Company may, upon timely notice pay all or part of the monthly redemption in shares of its common stock as well as accrued interest on the debentures. If the Company elects to make a monthly payment in shares of the Company, the investor group may, at its option, either increase the amount of the payment by as much as 100%, or decrease the payment by as much as 50%. The July and August principal payments as well as the July 15th, 2002 semi-annual interest payment were made by issuing shares of the Company's common stock. The investor group elected to increase the July payment to $966,664 from $500,000 and decrease the August payment to $383,333. The number of shares issuable under the agreement is based upon a calculation of the volume weighted average price for the Company's stock for the July and August principal payments, as well as the July 15th semi-annual interest payment amounted to 6,331,281 shares. Payments of principal and/or interest payments in common shares of the Company will have the effect of increasing dilution for existing shareholders of the Company.

      Pursuant to the Loan Agreement between Fleet National Bank ("Fleet") and the Company, dated as of December 20, 2000 (the "Loan Agreement"), Fleet has the right to attach a lien on 65% of the equity in the Company's subsidiaries and substantially all of the Company's other assets, and to increase the interest rate on the Company's obligations to Fleet by 1%, if the credit rating of Tyco International Group S.A. ("Tyco"), the guarantor of such obligations, falls below certain levels. The Company is in compliance with its obligations under the Loan Agreement, which does not contain any financial covenants. Recent downgrades of Tyco's credit triggered Fleet's ability to attach the lien and increase the interest rate. On June 28, 2002, Fleet Bank exercised its right to attach the liens and also increased the interest rate on the loan, effective on the date of the downgrade of Tyco's credit rating.

      FCJ received proceeds from short-term notes amounting to $7,582,000 during the first half of 2002. Approximately $3,192,000 of these notes will be paid when grant funds from the German government, which have been recorded as a current receivable, are received within the next few months. The balance of the notes will be converted into long-term debt, under an existing agreement, by the end of the third quarter.

      Proceeds of $2,348,000 were short-term working capital loans related to the Company's Brazilian subsidiary.

      Proceeds of $135,000 were received from an officer and a director of the Company on a short-term basis. These funds were used for general working capital and are expected to be re-paid during the third quarter of the year.

      The Company assumed $96,000 in convertible debentures related to the joint venture in South Africa. The debentures are expected to be repaid during the first quarter of 2003.

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

      FOREIGN CURRENCY RISK. FCJ may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the Euro. As of June 30, 2002, the Company had no outstanding forward exchange contracts.

      At June 30, 2002, the Company had a long-term loan denominated in Deutsche Marks (DM) totaling DM7,700,000. The principal of the loan is due at maturity in September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $24,000 for each of the years 2002 through 2005, and $18,000 in 2006.

      At June 30, 2002, the Company had foreign currency exposure at it's Xtal subsidiary in Japanese Yen, European Euro and U.S. Dollar denominated notes and accounts payables of approximately $8.3 million. A combined 10% change in the exchange rate of the Brazilian Real against these three currencies could cause foreign exchange gains or losses of $830,000. The Company currently does not have credit lines sufficient to hedge this exposure.

      Substantially all of the Company's sales are through FCJ and Xtal. Additionally, at June 30, 2002, 37%, 43% and 8% of the Company's assets are at Xtal, FCJ, and the Company's Malaysian subsidiary, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations. For the six month period ended June 30, 2002, the Company incurred foreign exchanges losses, primarily as a result of the weakness of the Brazilian Real against the US Dollar, the Japanese Yen and the European Euro.

      INTEREST RATE RISK. At June 30, 2002, the Company had short and long-term loans with interest rates based on the prime rate and LIBOR, which are adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on these loans would have increased or decreased the first six months of 2002 interest expense by approximately $29,000.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            i) Xtal is party to a three-year take-or-pay contract expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001, Xtal purchased approximately $10,900,000 of product under the contact. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement, which is not a take-or-pay agreement. The initial amount in dispute was approximately $4,400,000, with approximately $1,750,000 related to the take-or-pay contract. The Company contends that the amounts under the non-related agreements are not subject to arbitration in Japan and is contesting the jurisdiction of the arbitration panel in this matter. Xtal and the Company have submitted their position on all items to the arbitration panel. If Xtal were to ultimately lose, Xtal could be required to purchase the preforms in question as well as pay the costs of arbitration. In that case, the legal costs of arbitration would negatively impact the Company's operating results, but the costs of the material would become part of inventory/cost of sales. This could potentially have a negative operating impact as well, depending on the price of the preforms determined in the arbitration ruling versus the market price of the preforms at the time of the ruling. The parties have had settlement discussions during this period, but have been unable to reach an agreement at this time. Xtal has continued to purchase preforms from Shin Etsu under the contract since the fourth quarter of 2001, but at levels below those called for in the contract due to market and economic conditions. Shin Etsu has amended their arbitration claim to include the difference between the quantity actually purchased and the quantity originally contracted for since their initial claim was filed. This increases their total claim to approximately $6,600,000. The Company has submitted additional defenses to the arbitration panel including the dramatic change in economic circumstances in the industry. A ruling is not expected from the arbitration panel until late 2002 or early 2003.

                  Subsequent to the close of the quarter, Shin Etsu filed suit in the United States District Court of Massachusetts. This suit seeks to compel the Company to arbitrate agreements in Japan that the Company believes are not subject to arbitration. It also seeks summary judgment of $2.7 million if the court does not rule in its favor on the arbitration question. The $2.7 million is part of the original $4.4 million claim discussed above. The Company filed a response to this suit on August 12, 2002 and will defend itself vigorously.

            ii) On August 2, 2002 a patent infringement suit was filed against the Company. The complaint was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, case number 1:02CV2149. The action is brought by Fitel USA Corp., and alleges infringement by the Company of three patents held by Fitel. The plaintiff alleges in the complaint that the Company has infringed and continues to infringe on U.S. Patent No. 4,909,816, on U.S. Patent No. 5,298,047 and on U.S. Patent No. 5,418,881. The plaintiff seeks an injunction permanently prohibiting the Company from directly infringing on the named patents or inducing or contributing to the infringement of the U.S. Patent No. 5,418,881 by others, and seeks unspecified compensatory and treble damages, attorneys fees and costs, and such other and further relief as is just and proper.

                  The Company believes these claims to be without merit, has retained counsel and will vigorously defend itself in this case.


ITEMS 2 - 5.

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            i.    Exhibits

                  None.

            ii. Current report on Form 8-K Report filed on May 29, 2002; Current report on Form 8-K Report filed on June 28, 2002

                          SIGNATURES AND CERTIFICATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Each of the undersigned hereby certifies in his capacity as an officer of FiberCore, Inc. (the "Company") that, to the best of their knowledge, the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


                                        FiberCore, Inc.
                                          (Registrant)


Date:  August 14, 2002                  /s/ Mohd Aslami
                                        ----------------------------------------
                                        Dr. Mohd A. Aslami
                                        Chairman, President and Chief Executive
                                           Officer
                                           (Duly Authorized Officer)


Date:  August 14, 2002                  /s/ Robert P. Lobban
                                        ----------------------------------------
                                        Robert P. Lobban
                                        Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)