Form 10-Q
period 2002-09-30
FIBERCORE INC
filed 2002-11-14
CIK 917770

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended: September 30, 2002


                                      OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to________________


                       Commission file number: 0-21823


                               FIBERCORE, INC.
            (Exact name of registrant as specified in its charter)


                        Nevada                      87-0445729
           -------------------------------      -------------------
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

Yes   X           No
     ----------       ----------

The number of shares of the Registrant's common stock outstanding as of November 13, 2002 was 68,883,215.

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

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        AT SEPTEMBER 30, 2002 (UNAUDITED)
                        AND DECEMBER 31, 2001..................................3

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                        AND 2001 (UNAUDITED)...................................4

                        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED
                        SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)................5

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                        THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                        (UNAUDITED)............................................6

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)............................................7

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........13

            ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK..................................................19

            ITEM 4.     CONTROLS AND PROCEDURE................................20

PART II     OTHER INFORMATION.................................................21

            ITEM 1.     LEGAL PROCEEDINGS.....................................21
            ITEM 2.     CHANGES IN SECURITIES.................................22
            ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.......................22
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...22
            ITEM 5.     OTHER INFORMATION.....................................22
            ITEM 6.     EXHIBITS & REPORTS ON FORM 8-K........................22

SIGNATURES AND CERTIFICATIONS.................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       FIBERCORE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands except share data)                September 30 December 31
                                                            2002         2001
                                                        ------------ -----------
                                                        (Unaudited)
                                      ASSETS
Current assets:
      Cash                                              $    638     $  1,721
      Accounts receivable - net                            2,901        8,436
      Receivable from government grants                    2,687         --
      Other receivables (principally value added taxes)    5,131        5,398
      Inventories                                          7,683        8,099
      Prepaid and other current assets                       963        1,022
                                                        ---------    ---------
            Total current assets                          20,003       24,676
                                                        ---------    ---------
Property and equipment - net                              48,596       43,556
                                                        ---------    ---------
Other assets:
      Notes receivable from joint venture partners         4,948        4,948
      Restricted cash                                      1,944        1,753
      Patents - net                                        3,547        3,855
      Investments in joint ventures                          925          925
      Deferred tax asset                                     875          383
      Goodwill, net                                        6,849       10,897
      Other                                                2,161        1,990
                                                        --------     --------
            Total other assets                            21,249       24,751
                                                        ---------    ---------
            Total assets                                $ 89,848     $ 92,983
                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current installment on
        long-term debt                                     $ 15,342    $ 10,859
      Accounts payable                                        9,098       8,746
      Accrued expenses                                        7,475       5,966
      Other liabilities                                         350         424
                                                           ---------   ---------
            Total current liabilities                        32,265      25,995
                                                           ---------   ---------
Deferred income                                               1,257       1,021
Long-term debt                                               31,724      22,475
                                                           ---------   ---------
            Total liabilities                                65,246      49,491
                                                           ---------   ---------
Minority interest                                             3,273       5,117
                                                           ---------   ---------
Stockholders' equity:
      Preferred stock, $.001 par value, authorized
        10,000,000 shares; no shares issued and
        outstanding                                            --          --
      Series A preferred stock, $.001 par value,
        authorized 1share; 1 share issued and
        outstanding                                            --          --
      Common stock, $.001 par value, authorized
        100,000,000 shares; shares issued and
        outstanding: 68,883,215 at September 30, 2002
        and 61,481,139 at December 31, 2001                      69          61
      Additional paid-in-capital                             67,572      64,847
      Accumulated deficit                                   (33,752)    (19,413)
      Accumulated other comprehensive loss:
         Accumulated translation adjustment                 (12,560)     (7,120)
                                                           ---------   ---------
            Total stockholders' equity                       21,329      38,375
                                                           ---------   ---------
      Total liabilities and stockholders' equity           $ 89,848    $ 92,983
                                                           =========   =========

  See accompanying notes to the condensed consolidated financial statements.

                       FIBERCORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


(Dollars in thousands except share            Three Months Ended           Nine Months Ended
  data)                                         September 30,                September 30,
                                        -----------------------------  ---------------------------
                                           2002            2001           2002            2001
                                        -----------     -----------    -----------    ------------

Net sales                               $    6,107      $    8,823     $   20,366     $    43,116
Cost of sales:
   Cost of sales                             5,103           5,734         17,557          25,980
   Restructuring Costs                        --              --              197            --
   Write-down of inventory                     333            --            1,466            --
                                        -----------     -----------    -----------    ------------
     Total cost of sales                     5,436           5,734         19,220          25,980
                                        -----------     -----------    -----------    ------------
     Gross profit                              671           3,089          1,146          17,136

Operating expenses:
   Selling, general and
     administrative expenses                 2,059           2,253          7,559           6,212
   Research and development                    375             502          1,369           1,524
   Restructuring Costs                        --              --              103            --
                                        -----------     -----------    -----------    ------------

      Income (loss) from operations         (1,763)            334         (7,885)          9,400

Interest expense, net                         (966)           (943)        (3,332)         (1,609)
Foreign exchange loss - net                 (3,065)         (1,617)        (4,862)         (1,827)
Other income  - net                            157              10            158             143
                                        -----------     -----------    -----------    ------------
  Income (loss) before income taxes
  and minority interest                     (5,637)         (2,216)       (15,921)          6,107
Benefit from (provision for) income
  taxes                                        199            (308)           389          (2,103)
                                        -----------     -----------    -----------    ------------
Income (loss) before minority interest      (5,438)         (2,524)       (15,532)          4,004

Minority interest in (income) loss of
  subsidiary                                   320             283          1,193            (216)
                                        -----------     -----------    -----------    ------------
      Net income (loss)                 $   (5,118)     $   (2,241)    $  (14,339)    $     3,788
                                        ===========     ===========    ===========    ============
Income (loss) per share of common stock:
Basic                                   $    (0.08)     $    (0.04)    $    (0.23)    $      0.06
Diluted                                      (0.08)          (0.04)         (0.23)           0.06

Weighted average shares outstanding:
Basic                                    67,435,959      60,205,880     63,535,551     59,636,649
Diluted                                  67,435,959      60,205,880     63,535,551     65,633,372

  See accompanying notes to the condensed consolidated financial statements.

                       FIBERCORE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                         COMPREHENSIVE INCOME (LOSS)
                                 (UNAUDITED)

(Dollars in thousands)                   Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                         ------------------  -----------------
                                           2002      2001      2002      2001
                                         --------  --------  --------- --------
Net income (loss)....................... $(5,118)  $(2,241)  $(14,339) $ 3,788

Other comprehensive loss:
  Foreign currency translation
  adjustments...........................  (2,933)   (1,481)    (5,440)  (6,348)
                                         --------  --------  --------- --------

Total comprehensive  (loss)............. $(8,051)  $(3,722)  $(19,779) $(2,560)
                                         ========  ========  ========= ========

  See accompanying notes to the condensed consolidated financial statements.

                       FIBERCORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
(Dollars in thousands)                                       Nine Months Ended
                                                               September 30,
                                                             2002        2001
                                                          ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                      $(14,339)    $  3,788
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   Depreciation and amortization                             1,930        2,632
   Deferred income taxes                                      (619)         536
   Foreign currency  (gain) loss and other                   1,953        1,288
   Non-cash interest expense                                 1,192         --
   Write-down of inventory                                   1,466         --
   (Decrease) increase in minority interest                 (1,193)         215

Changes in operating assets and liabilities:
   Accounts receivable                                       4,452         (710)
   Other receivables                                          (894)      (1,184)
   Inventories                                              (1,050)      (5,579)
   Prepaid and other current assets                           (266)      (1,521)
   Accounts payable                                          2,091        3,238
   Accrued expenses                                          2,063       (1,028)
                                                          ---------    ---------
      Net cash (used in) provided by operating
        activities                                          (3,214)       1,675
                                                          ---------    ---------

Cash flows from investing activities:
   Purchase of property and equipment                      (13,881)     (19,178)
   Reimbursement from government grants                      2,299        1,383
   Cash used for acquisition                                  --           (295)
   Cash acquired from acquisition                             --             27
   Other, net                                                 (241)        (466)
                                                          ---------    --------
      Net cash used in investing activities                (11,822)     (18,529)
                                                          ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock                      157        2,874
   Proceeds from long-term debt                              1,038       11,300
   Proceeds from notes payable                              16,211        7,079
   Repayment of long-term debt                                 (66)        (435)
   Repayment of notes payable                               (2,277)        (926)
   Financing costs                                            (722)        (178)
                                                          ---------    ---------
      Net cash provided by financing activities             14,341       19,714
                                                          ---------    ---------
Effect of foreign exchange rates change on cash               (388)        (460)
Increase (Decrease) in cash                                 (1,083)       2,400
Cash, beginning of period                                    1,721        5,051
                                                          ---------    ---------
Cash, end of period                                       $    638     $  7,451
                                                          =========    =========
Supplemental disclosure:
   Property acquired under capital leases                 $     --     $  3,471
   Cash paid for interest                                    1,270        1,683
   Cash paid for taxes                                         103          872
   Common stock issued for conversion of debt                   --        4,000

   Common stock issued for payment of debt and
     accrued interest                                        1,646         --

  See accompanying notes to the condensed consolidated financial statements.
                                       6

                       FIBERCORE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1)    PREVAILING MARKET CONDITIONS

      Demand for single-mode fiber for use in the long haul market has significantly weakened and prices have fallen, most notably in the United States, Europe and South America, as telecom carriers have dramatically reduced capital expenditures. The rate of decline, however, appears to be leveling off or easing as published market studies and industry sources indicate that the demand for single-mode fiber should start to increase during the second half of 2003 and that the demand for fiber to supply the metropolitan access and fiber-to-the-home markets will begin increasing as carriers start to connect the long-haul fiber to the end-user. For the most part, multi-mode fiber, which accounted for approximately 35% of our revenues in 2001 and has increased to over 60% in the first nine months of 2002, has been less affected by these recent events, experiencing approximately 15% price declines although volumes have increased. Nevertheless, there is no clear indication as to whether the expected demand will materialize and whether prices will improve with the expected increases in demand.

      FiberCore, Inc. (the "Company", "we", "our" or "us") has experienced a precipitous decline in the South American market and have taken steps to offset this decline by shifting sales efforts to other markets, by managing production levels to better match current and expected near-term demand levels, and by shifting, to the extent possible, production to multi-mode from single mode fiber. We anticipate that as this trend continues, a significantly higher percentage of our revenue will be attributable to multi-mode fiber in 2002 as can be seen through the first nine months results. One area that has shown some resiliency has been Asia, and we have begun shipping product into Asia from Xtal FiberCore Brasil, S.A. ("Xtal"). However, prices in Asia have also been weakening, as the large fiber manufacturers, including those from Japan and Korea, reduce inventories and attempt to capture volume orders, and there have been some recent indications that demand may be softening. In view of its sizeable long-term fiber requirements, China has recently passed laws that will eliminate the importation of fiber by 2005. Accordingly, as the only fiber manufacturer that does not manufacture cable and therefore does not compete with our customers, we have been approached by several Chinese cable manufacturers and others to enter joint ventures to build facilities in China. At present, discussions with several groups are in process.

2)    BASIS OF PRESENTATION

      The condensed consolidated balance sheet as of September 30, 2002 and related condensed consolidated statements of operations, comprehensive income
(loss), and cash flows for the three months ended September 30, 2002 and 2001 included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Results for the third quarter may not be indicative of the full year results.

      The condensed consolidated financial statements do not contain certain information included in the Company's annual audited financial statements. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

3)    INVENTORIES

Inventories consist of the following:
(Dollars in thousands)                       September 30,      December 31,
                                                2002               2001
                                             -------------      ------------

Raw material                                 $   2,518          $   3,913
Work-in-progress                                 1,011              1,379
Finished goods                                   4,154              2,807
                                             -------------      ------------
                  Total                      $   7,683          $   8,099
                                             =============      ============

      Finished goods inventory reflects a write-down amounting to $1,466,000 to account for the effect of declining prices on single-mode fiber during the first nine months of 2002.

4)    RESTRICTED CASH

      Restricted cash represents the German Mark (DM) 3,850,000 deposit with the Sparkasse Jena securing the loan from the Sparkasse Jena of DM 7,700,000 to FiberCore Jena AG, our German subsidiary ("FCJ"). The deposit is reflected in the financial statements in the U.S. Dollar equivalent using the exchange rates in effect at the balance sheet date. The increase of $191,000 in the balance sheet amount from December 31, 2001 to September 30, 2002 is the result of the increase in the value of the Euro as compared to the U.S. Dollar as of September 30, 2002. The change is accounted for as an unrealized foreign exchange gain in the condensed consolidated statement of operations.

5)    BORROWINGS DURING THE FIRST NINE MONTHS OF 2002

      The following describes the borrowing activity for the nine months ended September 30, 2002:

      i) $1,748,000 in short-term notes payable at Xtal for purchase of raw materials and general working capital.

      ii) $5,500,000 in 5% convertible subordinated debentures for the capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa (Proprietary) Limited ("FiberCore Africa") and other corporate purposes. Repayment of the $5,500,000 is scheduled at a rate of $500,000 per month, commencing April 1, 2002. $1,500,000 was repaid in cash in the second quarter. Pursuant to the Company's option under the agreement the Company elected to make the scheduled payments due July 1, August 1 and September 1 via the issuance of stock. Under the agreement, upon 30 days prior notice to the holders of the debentures, the Company can elect to pay a scheduled payment in stock. If the Company elects to make a payment in stock, the holders of the debentures can elect to either increase the payment by up to 100% or decrease the payment by up to 50%. For the months of July, August and September 2002, a total of $1,533,330 in principal was paid in common stock to the debenture holders. In addition, $112,426 in accrued interest was paid in stock. The total number of shares issued for the principal and interest payments during the third quarter amounted to 7,293,682 shares, including 1,648,913 shares of restricted stock at an average price per share of $.22564 per share. Warrants were issued in connection with the 5% convertible subordinated debentures. The fair value of the warrants was recorded as debt discount on the accompanying condensed consolidated balance sheet. The debt discount is being amortized over the period of the loan using an effective interest rate method. The Company has the option, under certain circumstances, of continuing to issue shares in payment of the Debentures if the shares have been previously registered pursuant to an effective registration statement.

            Waiver with Respect to Payment Obligations
            ------------------------------------------

            The Company is currently unable to pay in registered shares because it does not have an effective registration statement registering sufficient shares for such purpose. The Company did not have sufficient funds to make the October 1, 2002 and November 1, 2002 monthly redemptions of the Debentures and received a waiver with respect to such redemptions. Such waiver, however, is conditioned on the Company reaching an agreement with the holders of the Debentures on or prior to December 2, 2002 with respect to re-scheduling redemption payments and collateralizing the Company's obligations. The Company is currently engaged in discussions with the holders of the Debentures. In the event that we do not reach agreement, there will be a default on the Debentures and this would cause a cross-default on the Fleet credit facility of $9,250,000 and Fleet could accelerate the maturity date and the entire balance could become immediately due. If an event of default on the Debentures occurs, the maturity date could be accelerated and the entire balance of $2,467,000 could become immediately due.

      iii) $8,828,000 of short-term notes payable by FiberCore Jena ("FCJ"). These proceeds were used to fund a portion of the capacity expansion at FCJ. Approximately $2,687,000 of these notes will be paid when phase one grant funds, from the German government, which have been recorded as a current receivable, are received. These funds are expected to be received during the fourth quarter. The balance of the notes will be (1) converted into long-term debt, (under an existing agreement, which was signed, subsequent to the end of the third quarter), (2) converted into an equipment lease, (3) repaid from new grant funds associated with the Phase two expansion and (4) a portion may remain as a part of a working capital line of credit established after the close of the third quarter.

      iv) $135,000 in short-term notes payable to an officer and a director of the Company, for general working capital purposes. The notes bear interest at an annual rate of 12% and are expected to be re-paid during the fourth quarter of 2002.

      v) $95,000 in convertible debentures payable by FiberCore Africa. The notes bear interest at an annual interest rate of 11.5%. The notes are redeemable one to three years from the date of the notes. During the term of three years, the note holders have the option to convert the notes in ordinary shares of FiberCore Africa, otherwise they will be redeemed by FiberCore Africa. The debentures are expected to be repaid during the first quarter of 2003.

      vi) $367,000 note payable by FiberCore Glas GmbH, a subsidiary of FCJ, due November 11, 2007 with interest at 6.38%, secured by machinery and equipment.

Lien Attachment
---------------

      Pursuant to the Loan Agreement between Fleet National Bank ("Fleet") and the Company, dated as of December 20, 2000 (the "Loan Agreement"), Fleet has the right to attach a lien on 65% of the equity in the Company's subsidiaries and substantially all of the Company's other assets, and to increase the interest rate on the Company's obligations to Fleet by 1%, if the credit rating of Tyco International Group S.A. ("Tyco"), the guarantor of such obligations, falls below certain levels. The Company is in compliance with its obligations under the Loan Agreement, which does not contain any financial covenants. Recent downgrades of Tyco's credit triggered Fleet's ability to attach the lien and increase the interest rate. On June 28, 2002, Fleet exercised its right to attach the liens and also increased the interest rate on the loan, effective on the date of the downgrade of Tyco's credit rating.

6)    LEGAL MATTERS

      i) Xtal is party to a three-year take-or-pay contract expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001, Xtal purchased approximately $10,900,000 of product under the contact. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement, which is not a take-or-pay agreement. The initial amount in dispute was approximately $4,400,000, with approximately $1,750,000 related to the take-or-pay contract. The Company contends that the amounts under the non-related agreements are not subject to arbitration in Japan and is contesting the jurisdiction of the arbitration panel in this matter. Xtal and the Company have submitted their position on all items to the arbitration panel. If Xtal were to ultimately lose, Xtal could be required to purchase the preforms in question as well as pay the costs of arbitration. In that case, the legal costs of arbitration would negatively impact the Company's operating results, but the costs of the material would become part of inventory/cost of sales. This could potentially have a negative operating impact as well, depending on the price of the preforms determined in the arbitration ruling versus the market price of the preforms at the time of the ruling. The parties have had settlement discussions during this period, but have been unable to reach an agreement at this time. Xtal has continued to purchase preforms from Shin Etsu under the contract since the fourth quarter of 2001, but at levels significantly below those called for in the contract due to market and economic conditions. Shin Etsu has amended their arbitration claim to include the difference between the quantity actually purchased and the quantity originally contracted for since their initial claim was filed. This increases their total claim to approximately $8,900,000. The Company has submitted additional defenses to the arbitration panel including the dramatic change in economic circumstances in the industry. A ruling is not expected from the arbitration panel until 2003.

            On July 8, 2002, Shin Etsu filed suit in the United States District Court of Massachusetts. This suit seeks to compel the Company to arbitrate agreements in Japan that the Company believes are not subject to arbitration. It also seeks summary judgment of $2.7 million if the court does not rule in its favor on the arbitration question. The $2.7 million is part of the original $4.4 million claim discussed above. The Company filed a response to this suit on August 12, 2002 and will defend itself vigorously.

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

      In July 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The Company has adopted SFAS No.142 beginning with the first quarter of fiscal 2002. The Company will complete its annual test of impairment during the fourth quarter of each year, beginning in 2002.

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

      Pro forma results for the three and nine months ended September 30, 2001, assuming the discontinuation of amortization of goodwill.

                                             Three months        Nine Months
                                                Ended                Ended
                                         September 30, 2001   September 30, 2001
                                         ------------------   ------------------
Reported net (loss) income                  $(2,241,000)        $   3,788,000

Amortization of goodwill                        133,000               397,000
                                            ------------        -------------
Pro forma net (loss) income                 $(2,108,000)        $   4,185,000
                                            ============        =============

Pro forma income per share of common
  stock:
Basic and diluted:
   Reported net (loss) income per share     $     (0.04)        $        0.06
   Amortization of goodwill                        --                    0.01
                                            ------------        -------------
   Pro forma net income per share           $     (0.04)        $        0.07
                                            ============        =============

      Goodwill decreased $4,408,000 from December 31, 2001 to September 30, 2002 as a result of a foreign exchange difference between the Brazilian Real and the U.S. Dollar.

      Following are patent costs classified as intangible assets that will continue to be subject to amortization over the patent's expected useful lives, which are generally seventeen years:

                                          As of                  As of
                                   September 30, 2002      December 31, 2001
                                   ------------------      -----------------
Gross carrying amount                  $8,220,922             $ 8,141,735
Accumulated amortization               (4,674,328)             (4,286,501)
                                       ----------             ------------
Net carrying amount                    $3,546,594             $ 3,855,234
                                       ==========             ============

                                                        Nine Months Ended
                                                          September 30,

                                                        2002            2001
                                                      ---------     ---------
Aggregate patent amortization expense                 $ 388,000     $ 508,000

Estimated annual patent amortization expense for fiscal years ending:

    December 31, 2002                                     $517,000
    December 31, 2003                                     $513,000
    December 31, 2004                                     $509,000
    December 31, 2005                                     $509,000
    December 31, 2006                                     $509,000


      In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, however it retains the fundamental provisions of SFAS No. 121. Effective January 1, 2002, the Company adopted SFAS No. 144, which has not had an effect on the Company's condensed consolidated statements of financial position or results of operations.

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

8)    RESTRUCTURING

      During the second quarter of 2002, the Company initiated a restructuring program. Under that program, the Company reduced the number of personnel at Xtal by 105 people from 170 to 65. The amount charged to operations during the second quarter as a result of the restructuring amounted to $300,000 ($197,000 of which is included in cost of sales), which was all incurred and paid as of June 30, 2002. The quarterly savings from this reduction will be approximately $323,000. The restructuring costs included termination benefits for the employees involved. The numbers of employees by category were as follows:

      Manufacturing - Direct and indirect labor             88
      R&D                                                    4
      Sales                                                  4
      Administrative                                         9


      This reduction was considered necessary to decrease costs until such time as demand returns to the marketplace.

9)    SUBSEQUENT EVENT

      Subsequent to September 30, 2002, the Company completed negotiations with a group of banks in Brazil to re-finance $8.9 million of partially secured short-term notes payable. Approximately $8.1 million of the loans have been converted to long-term debt with payments beginning one year from the date of the agreements, with scheduled repayment over the succeeding three years. In accordance with the provisions of SFAS No. 6, "Classification of Short-term Obligations Expected to be Re-financed", the Company has reclassified $8.1 million of short-term notes payable to long-term debt as of September 30, 2002.


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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

      The results for the three and nine-month periods ended September 30, 2002 include the operations of DCI FiberCore, Inc., which was merged into Automated Light Technologies ("ALT"), a wholly owned subsidiary of the Company on June 1, 2001 and FiberCore Africa (FCAfrica), a 60% owned joint venture. Effective July 16, 2002, the name of DCI FiberCore, Inc. has been changed to FiberCore Systems, Inc. ("FCS"). FCAfrica is in start-up mode and has primarily incurred administrative expenses during the first nine months of 2002.

      Sales for the three and nine month periods ended September 30, 2002 decreased by $2,716,000 and $22,750,000 or 30.8% and 52.8%, respectively, as compared to the same periods in 2001. Sales continued to be negatively impacted by a 95% decline in shipments to South America, which is primarily a single-mode market. Overall, single-mode sales were down by 85% in all regions, while multimode sales increased by approximately 25% for the nine-month period. The decline in the first nine months of 2002 was partially attributable to the loss of sales from a major customer who was in breach of contract in 2001 and the significant reduction in sales from several other South American customers. Sales to that customer in the first nine months of 2001 were $10,441,000. That customer's business in the products that use our fiber has been negligible in 2002 and we currently have no clear understanding as to when their purchases will resume and at what level. The Company has taken steps to offset this weakness by shifting sales to other markets, managing production levels to better match near-term demand levels, and shifting, to the extent possible, production to multimode from single-mode fiber, but we cannot assure the success of our efforts. Company-wide for the first nine months, the decrease in volume of shipments accounted for $19,361,000 of the decrease in sales of fiber, while the negative effects of pricing decreases accounted for $4,001,000 of the decrease in sales of fiber. The offset to the net decrease in sales is related to a $612,000 net increase in the sale of other fiber products and sales of FCS, which was acquired June 1, 2001.

      Gross profit was $671,000 and $1,146,000 or 11.0% and 5.6% of sales for the three and nine-month periods ended September 30, 2002, respectively, compared to $3,089,000 and $17,136,000 or 35.0% and 39.7% for the comparable periods in the prior year. The $2,418,000 and $15,990,000 decreases in gross profit from the comparable periods in 2001 are primarily attributable to significantly lower shipment volume of single-mode fiber during the first nine months of 2002, combined with lower pricing. The effect of inventory adjustments during the first nine months of 2002 to raw materials and finished goods inventory to account for the continuing effect of declining prices of fiber on inventory valuation amounted to $333,000 for the third quarter and $1,466,000 for the nine-month period. Restructuring costs included in cost of sales for the first nine months of 2002 amounted to $197,000. The result of restructuring at Xtal has eliminated $219,000 from cost of sales as compared to second quarter levels. The Company expects pricing pressure to continue in the near-term. The Company has reduced costs at both of its fiber manufacturing facilities in the nine months of 2002 in response to the lower demand levels, including a 62% reduction in staffing at the Xtal facility in Brazil and utilizing a reduced work week in some areas of both plants. The Company believes that margins will improve over the longer term as a result of higher production levels as volume increases and as a result of continued cost reduction efforts, process improvements and integration of technology between operations. Some variation can be expected from quarter to quarter as (i) incremental costs are incurred in connection with the installation and start-up of new equipment, and (ii) pricing variation due to scheduled market-pricing adjustments made on a quarterly basis in accordance with the terms of new and existing contracts.

      Selling, general and administrative costs ("S,G&A") decreased $194,000 or 8.6% for the third quarter of 2002 compared to the comparable period in 2001 and increased $1,450,000 or 23.3% for the first nine months of 2002 compared to the comparable period in 2001. $103,000 of the $1,450,000 increase in S,G&A costs for the first nine months of 2002 was attributable to restructuring costs at the Company's Brazilian subsidiary. S,G&A costs, exclusive of restructuring charges in 2002, were 37.1% of sales for the first nine months of 2002 as compared to 14.4% for the same period in 2001. The increase as a percentage of sales is attributable to the higher level of these costs relative to a significantly lower sales base during the first nine months of 2002. S,G&A costs decreased in the third quarter of 2002 by $828,000 compared to the second quarter of 2002, exclusive of restructuring charges in the second quarter, as a result of cost saving measures implemented during the first half of the year. FiberCore Africa, which was first included in consolidated operations in June of 2002, accounted for $128,000 of S,G&A costs in the third quarter of 2002 and $484,000 for the first nine months of 2002. $332,000 of the nine-month increase was a result of the inclusion of FCS into operations for 2002, which was acquired on June 1, 2001. Increases in personnel, legal fees, travel and trade show expenses accounted for increases at all other locations. The steps the Company has taken to significantly reduce S,G&A costs during the second half of 2002 are expected to continue into the fourth quarter as well as into 2003.

      Research and development costs decreased $127,000 or 25.3% for the third quarter of 2002 and $155,000 or 10.2% for the first nine months of 2002 as compared to the comparable periods in 2001. The decrease was a result of lower expenditures at the Company's Brazilian subsidiary. Research and development costs dropped by $135,000 from second quarter levels. The Company intends to continue its research and development to increase production efficiency, reduce manufacturing costs, and develop new products. The Company believes that this investment will result in increased profitability through increased production efficiency and improved manufacturing technologies.

      The combined reduction in S,G&A and Research and Development expenses from second quarter levels totaled $963,000 or $3.9 million annualized, a reduction of 28%. The Company is continuing its efforts to reduce these costs even further.

      Net interest expense increased by $23,000 or 2.4% and increased $1,723,000 or 107.1% for the three and nine month periods of 2002 as compared to the comparable periods in 2001. The increase for the nine-month period is the result of higher short and long-term debt related to operations at Xtal combined with the additional interest costs related to the expansion activities at FCJ and $1,192,000 of non-cash interest expense in connection with the amortization of deferred financing costs, the deemed beneficial conversion feature and the fair value of warrants issued to a group of investors consisting of Riverview Group LLC, Laterman & Co. and Forevergreen Partners, related to the $5,500,000 in 5% convertible subordinated debentures. $734,000 of the non-cash charge to interest expense, related to the fair value of the warrants issued and the beneficial conversion feature related to the debentures was offset by an increase to additional paid-in-capital. This had no effect on the net equity, cash flow, or operations of the Company. Net interest expense for the quarter and nine months includes a benefit of approximately $215,000 related to the difference between the value of stock issued per the agreement and the value of the stock on the date of issuance. Borrowings during the first nine months of $17,249,000 were primarily related to the expansion of manufacturing facilities in Germany and general working capital uses at all locations.

      Net foreign exchange losses were $3,065,000 and $4,862,000 for the three and nine-month periods in 2002 compared to losses of $1,617,000 and $1,827,000 for the same periods in 2001. The net losses in 2002 are due principally to the significant decline in the value of the Brazilian Real versus the U.S. Dollar, the Japanese Yen and the European Euro on raw material purchases offset by the strengthening of the Euro versus the U.S. Dollar on the deposit with Sparkasse Jena.

      The Company recorded tax benefits related to the Company's foreign subsidiaries of $199,000 and $389,000 for the three and nine-month periods ended September 30, 2002 as compared to tax provisions of $308,000 and $2,103,000 for the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had available cash of $638,000 as of September 30, 2002 and had $15,342,000 in notes payable and current installments on long-term debt. A number of actions have been undertaken to address the cash flow situation. Following the end of the quarter, the Company completed negotiations with a group of banks in Brazil to re-finance $8.9 million of partially secured short-term notes payable. $8.1 million of the loans have been converted to long-term debt with payments beginning one year from the date of the agreements, with scheduled repayment over the succeeding three years, and the $8.1 million has been re-classified to long-term debt on the Balance Sheet as of September 30, 2002. The Company has short-term notes of approximately $8.9 million in Germany, primarily associated with the expansion projects. Approximately $2.7 million will be paid with grant funds from the German government, that are associated with the first phase of the expansion. Most of the balance of the notes will be converted into long-term debt or equipment leases under the recently completed $22 million financing agreements in Germany or paid down from the receipt of additional grants. Under the agreements, FCJ will immediately become eligible to receive approximately $8 million in government grants and approximately $7 million in long-term bank loans and equipment leases against funds already expended by the Company.

      The Company has approximately $2.5 million of principal outstanding against the Convertible Subordinated Debentures issued in January and June of 2002 ("the Debentures"). During the first nine months of 2002, the Company has paid $1.5 million in cash payments and reduced the outstanding balance since the start of the third quarter by $1.53 million through the issuance of common stock, and has the option, under certain circumstances, of continuing to issue shares in payment of the Debentures if the shares have been previously registered pursuant to an effective registration statement. The Company is currently unable to pay in registered shares because it does not have an effective registration statement registering sufficient shares for such purpose. The Company did not have sufficient funds to make the October 1, 2002 and November 1, 2002 monthly redemptions of the Debentures and received a waiver with respect to such redemptions. Such waiver, however, is conditioned on the Company reaching an agreement with the holders of the Debentures on or prior to December 2, 2002 with respect to re-scheduling redemption payments and collateralizing the Company's obligations. The Company is currently engaged in discussions with the holders of the Debentures. In the event that we do not reach agreement, there will be a default on the Debentures and this would cause a cross-default on the Fleet credit facility of $9,250,000 and Fleet could accelerate the maturity date and the entire balance could become immediately due. If an event of default on the Debentures occurs, the maturity date could be accelerated and the entire balance of $2,467,000 could become immediately due.

      Finally, $1.25 million is due to Algar associated with the purchase of Xtal. The Company has initiated discussions with Algar to defer or otherwise adjust this requirement. Successful completion of these actions would address approximately $19.5 million of the $23 million in notes payable and current installments on long-term debt at September 30, 2002. The remaining $3.5 million due over the next twelve months will be paid from cash flow and some additional re-financing, if necessary.

      Additionally, the Company has put in place a revised plan for the balance of 2002 that is expected to result in a break-even to positive cash flow from operations for the balance of 2002. The revised plan consists of reductions to production costs from operational improvements, a significant reduction in S,G&A expenses and reduction in inventory levels. The Company is also currently formulating its operational plan for 2003 with the objective of achieving a positive cash flow from operations for that period as well. However, the Company can make no assurances that all the negotiations and actions described above will be successful. If the Company is not successful, it could face a cash shortfall unless additional financing can be arranged.

      The Company had negative cash flow from operations of $3,214,000 for the first nine months of 2002, compared to positive cash flow of $1,675,000 for the first nine months of 2001. However, the Company did achieve a positive cash flow from operations of $2,730,000 during the third quarter as a result of implementing the actions described above. The negative cash flow resulted from a loss for the period of $14,339,000 plus depreciation and amortization of $1,930,000, non-cash interest of $1,192,000, a write-down of inventory amounting to $1,466,000 and other non-cash charges of $141,000. The changes in current assets and current liabilities produced a net source of cash of $6,396,000. Accounts receivable decreased by $4,452,000 as compared to an increase of $710,000 for the first nine months of 2001. Other receivables increased by $894,000 resulting from short-term deposits at FCJ, which were paid to vendors in the amount of $2,152,000, in connection with the expansion. These funds are expected to be repaid to FCJ during 2002. The number of days sales outstanding in accounts receivable decreased from 83 days at December 31, 2001 to 46 at September 30, 2002. We do not anticipate that the number of days sales in accounts receivable will climb back to the level experienced at December 31, 2001. Inventory increased by $1,050,000 as compared to an increase of $5,579,000 for the nine months of 2001. The increase of $1,050,000 is before the effect of the inventory write-down $1,466,000. Inventory decreased by approximately $3.2 million during the third quarter. Inventory turnover has decreased from approximately 5 times at December 31, 2001 to approximately 4 times as of the end of the third quarter of 2002 as a result of the slower sales volume.

      The Company currently has a backlog of approximately $62,000,000, down from $292,000,000 at the end of 2001. The Company has experienced significant delivery rescheduling from many of its customers, particularly in the South American market, which had the effect of delaying the planned delivery schedule of the backlog. The result of the rescheduling is that most of the backlog will be shipped in future years and, accordingly, the total backlog is not an accurate indicator of near-term sales demand. Also, due to the lack of visibility into future demand from some customers, the Company has chosen to remove or significantly reduce the backlog from those customers even though there are still contracts in place at significantly higher levels. The Company is in continuing dialogue with those customers to assure our position when demand resumes. The backlog number may continue to change as a result of re-pricing mechanisms in the Company's contracts and rescheduling due to changing business conditions. All backlog numbers are calculated based on pricing levels in effect as of the end of the quarter. The Company has had additional bookings in the second half of 2001 and 2002 as it added new business in the Asia Pacific region.

      The telecommunications industry, and specifically the fiber optic segment, has been experiencing a severe downturn in business for the past 18 months. While industry reports suggest that the industry may be at or near bottom, we are currently unable to predict the timing and/or the magnitude of a recovery. If conditions do not improve and/or we are unable to reduce product costs, the Company will continue to be adversely affected, which could result in continuing pressure on gross margins, further losses, and continued negative cash flows from operations. This could have an impact on the Company's ability to meet its current obligations and to raise additional financing.

      Approximately $27,000,000 of the backlog is currently scheduled for delivery in the next 12 months. We anticipate further schedule changes are possible, but expect that additional orders could offset those changes. We have taken steps to reduce product and S,G&A costs, including the restructuring at the Xtal facility, to minimize the effect of the market conditions. Moreover, the Company estimates that due to continuing improvements during the year in operating cash flow, the slowing and/or postponing of expansion activities, the rescheduling of notes payable as discussed above and the finalization of grants and loans associated with the expansion in Germany, the Company will have sufficient liquidity to meet ongoing cash flow needs. If any of the above anticipated items should not occur as planned, the Company could face a cash shortfall unless additional financing can be arranged.

      In the current environment in the telecommunications industry, the financial markets, and at the current prices of the Company's common stock, raising additional equity financing is difficult and would be significantly dilutive to existing shareholders. The Company has $15,000,000 remaining on the equity line of credit with Crescent International, Ltd. ("Crescent"), however, due to the terms of the current agreement and restrictions associated with the Debentures issued earlier this year, the Company cannot currently access this credit line. Crescent and the Company have agreed to re-negotiate the terms of the equity line, including an extension of the period of the line, and are currently in discussions on this matter.

      The Company invested $13,881,000 in new equipment and facilities at FCJ and Xtal during the first nine months of 2002, with almost all of the investment in FCJ. Grants received by FCJ related to the expansion in Germany amounted to $2,299,000 during the first nine months of 2002. Grant funds reduce the cost basis of the assets acquired. Most of the expenditures in Germany were under purchase orders placed in 2001. The second phase financing discussed above, including grants funds, will be utilized for funding a significant portion of this investment.

      As part of the shareholder's agreement associated with the acquisition of Xtal in 2000, the Company has a call option to acquire from Algar the remaining 10% of the stock of Xtal upon payment of $2.5 million, plus 6% interest calculated from June 20, 2000. Algar has a put option, exercisable on June 20, 2003 or at any time that the Company decides to sell, dispose or otherwise transfer any portion of its interest in Xtal to a third party, that would require the Company to acquire all of Algar's remaining shares for a payment of $2.5 million, plus 6% interest calculated from June 20, 2000. Algar's 10% shareholder position in Xtal, is being held by the Company to collateralize Algar's indemnification provisions that are part of the Xtal purchase agreements.

The Company received proceeds from short-term notes payable of $16,211,000 during the first nine months as follows:

      i)    $5,500,000 was received from an investor group.

      ii) $8,828,000 was received from German banks related to the expansion at FCJ

      iii)  $1,748,000 was received by Xtal for working capital purposes.

      iv) $135,000 was received from an officer and a director of the Company for general working capital purposes.

      v) The Company received proceeds of $5,500,000 from an investor group in consideration of 5% convertible subordinated debentures. The proceeds have been used to support the Company's capital expenditure program, including the capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa and other corporate purposes. Repayment of the $5,500,000 is scheduled at a rate of $500,000 per month, commencing April 1, 2002. $1,500,000 was repaid in cash through the second quarter of 2002. For the months of July, August and September, 2002, a total of $1,533,330 in principal was paid to the debenture holders utilizing common stock of the Company. In addition, $112,426 in accrued interest was paid in stock. The total number of shares issued for the principal and interest payments during the third quarter amounted to 7,293,682 shares, including 1,648,913 shares of restricted stock, at an average price per share of $.22564 per share. Warrants were issued in connection with the 5% convertible subordinated debentures. The fair market value of the warrants was recorded as a debt discount on the accompanying condensed consolidated balance sheet. The Company has the option, under certain circumstances, of continuing to issue shares in payment of the Debentures if the shares have been previously registered pursuant to an effective registration statement. The Company is currently unable to pay in registered shares because it does not have an effective registration statement registering sufficient shares for such purpose. The Company did not have sufficient funds to make the October 1, 2002 and November 1, 2002 monthly redemptions of the Debentures and received a waiver with respect to such redemptions. Such waiver, however, is conditioned on the Company reaching an agreement with the holders of the Debentures on or prior to December 2, 2002 with respect to re-scheduling redemption payments and collateralizing the Company's obligations. The Company is currently engaged in discussions with the holders of the Debentures. In the event that we do not reach agreement, there will be a default on the Debentures and this would cause a cross-default on the Fleet credit facility of $9,250,000 and Fleet could accelerate the maturity date and the entire balance could become immediately due. If an event of default on the Debentures occurs, the maturity date could be accelerated and the entire balance of $2,467,000 could become immediately due. Payments of principal and/or interest payments in common shares of the Company will have the effect of increasing dilution for existing shareholders of the Company.

      FCJ received proceeds from short-term notes amounting to $8,828,000 during the first nine months of 2002. Approximately $2,687,000 of these notes will be repaid upon the receipt of government grants associated with phase one of the FCJ expansion, and the balance will be (1) converted to long-term debt (under the agreement signed during the third quarter), (2) converted into an equipment lease, (3) repaid from new grant funds associated with the phase two expansion and (4) a portion may remain as a part of a working capital line of credit established after the close of the third quarter.

      Proceeds of $1,748,000 were short-term working capital loans related to the Company's Brazilian subsidiary.

      Proceeds of $135,000 were received from an officer and a director of the Company on a short-term basis. These funds were used for general working capital and are expected to be re-paid during the fourth quarter of the year.

       FiberCore Africa assumed $95,000 in convertible debentures related to the joint venture in South Africa. The debentures are expected to be repaid during the first quarter of 2003.

Lien Attachment
---------------

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

      At September 30, 2002, the Company had a long-term loan denominated in Deutsche Marks (DM) totaling DM 7,700,000. The principal of the loan is due at maturity in September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $24,000 for each of the years 2002 through 2005, and $18,000 in 2006.

      At September 30, 2002, the Company had foreign currency exposure at Xtal in Japanese Yen, European Euro and U.S. Dollar denominated notes and accounts payables of approximately $8.3 million. A combined 10% change in the exchange rate of the Brazilian Real against these three currencies could cause foreign exchange gains or losses of $830,000. The Company currently does not have credit lines sufficient to hedge against this exposure. The Company has completed negotiations on refinancing most of this debt after the end of the quarter. As a result, most of the debt will be converted in to Brazilian Reals, which will substantially reduce the foreign exchange exposure.

      Substantially all of the Company's sales are through FCJ and Xtal. Additionally, at September 30, 2002, 27%, 52% and 8% of the Company's assets are at Xtal, FCJ, and the Company's Malaysian subsidiary, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations. For the nine-month period ended September 30, 2002, the Company incurred foreign exchanges losses, primarily as a result of the weakness of the Brazilian Real against the U.S. Dollar, the Japanese Yen and the European Euro.

      INTEREST RATE RISK. At September 30, 2002, the Company had short and long-term loans with interest rates based on the prime rate and LIBOR, which are adjusted quarterly based on the prevailing market rates. A 10% change in the interest rates on these loans would have increased or decreased the first nine months of 2002 interest expense by approximately $24,000.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE AND PROCEDURES.

      The Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures as of September 30, 2002 and concluded the disclosure controls and procedures are functioning as intended to ensure that the information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGE IN INTERNAL CONTROLS.

      There were no significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2002.

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      i) Xtal is party to a three-year take-or-pay contract expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001, Xtal purchased approximately $10,900,000 of product under the contact. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement, which is not a take-or-pay agreement. The initial amount in dispute was approximately $4,400,000, with approximately $1,750,000 related to the take-or-pay contract. The Company contends that the amounts under the non-related agreements are not subject to arbitration in Japan and is contesting the jurisdiction of the arbitration panel in this matter. Xtal and the Company have submitted their position on all items to the arbitration panel. If Xtal were to ultimately lose, Xtal could be required to purchase the preforms in question as well as pay the costs of arbitration. In that case, the legal costs of arbitration would negatively impact the Company's operating results, but the costs of the material would become part of inventory/cost of sales. This could potentially have a negative operating impact as well, depending on the price of the preforms determined in the arbitration ruling versus the market price of the preforms at the time of the ruling. The parties have had settlement discussions during this period, but have been unable to reach an agreement at this time. Xtal has continued to purchase preforms from Shin Etsu under the contract since the fourth quarter of 2001, but at levels significantly below those called for in the contract due to market and economic conditions. Shin Etsu has amended their arbitration claim to include the difference between the quantity actually purchased and the quantity originally contracted for since their initial claim was filed. This increases their total claim to approximately $8,900,000. The Company has submitted additional defenses to the arbitration panel including the dramatic change in economic circumstances in the industry. A ruling is not expected from the arbitration panel until 2003.

            On July 8, 2002, Shin Etsu filed suit in the United States District Court of Massachusetts. This suit seeks to compel the Company to arbitrate agreements in Japan that the Company believes are not subject to arbitration. It also seeks summary judgement of $2.7 million if the court does not rule in its favor on the arbitration question. The $2.7 million is part of the original $4.4 million claim discussed above. The Company filed a response to this suit on August 12, 2002 and will defend itself vigorously.

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

ITEMS 2 -4

      None.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

                  99.1 Certification by the Chief Executive Officer of the Registrant pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b. Current report on Form 8-K filed on July 11, 2002; Current report on Form 8-K filed on August 13, 2002; and Current report on Form 8-K filed on August 16, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         FiberCore, Inc.
                                          (Registrant)


Date:  November 14, 2002                 /s/ Mohd A. Aslami
                                         ---------------------------------------
                                         Dr. Mohd A. Aslami
                                         Chairman, President and Chief
                                            Executive Officer
                                            (Duly Authorized Officer)



Date:  November 14, 2002                 /s/ Robert P. Lobban
                                         ---------------------------------------
                                         Robert P. Lobban
                                         Chief Financial Officer and Treasurer
                                            (Principal Financial Officer)

                    CERTIFICATION PURSUANT TO SECTION 302
                      OF THE SARBANES-OXLEY ACT OF 2002

I, Mohd A. Aslami, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of FiberCore, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 14, 2002             /s/ Mohd A. Aslami
                                          --------------------------------------
                                          Mohd A. Aslami
                                          Chairman, President and Chief
                                          Executive Officer

                    CERTIFICATION PURSUANT TO SECTION 302
                      OF THE SARBANES-OXLEY ACT OF 2002

I,    Robert P. Lobban, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of FiberCore, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 14, 2002             /s/ Robert P. Lobban
                                          --------------------------------------
                                          Robert P. Lobban
                                          Chief Financial Officer