Form 10-K
period 2002-12-31
FIBERCORE INC
filed 2003-05-19
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                    -----------------------------------------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to

                         COMMISSION FILE NUMBER: 0-21823

                                 FIBERCORE, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                    87-0445729
--------------------------------------      ------------------------------------
    (State or other jurisdiction of              (IRS Employer Identification
     incorporation or organization)                           No.)

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                             per share
                                                             ---------------
                                                            (Title of Class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act

                              Yes   [ ]      No    [X]

(a)For accelerated filers (as defined in 17 CFR 240.12b-2):

(i)90 days after the end of the fiscal year covered by the report for fiscal years ending on or after December 15, 2002 and before December 15, 2003;

(ii)75 days after the end of the fiscal year covered by the report for fiscal years ending on or after December 15, 2003 and before December 15, 2004; and

(iii)60 days after the end of the fiscal year covered by the report for fiscal years ending on or after December 15, 2004; and

(b)90 days after the end of the fiscal year covered by the report for all other registrants.

(3)Transition reports on this Form shall be filed in accordance with the requirements set forth in Rule 13a-10 (17 CFR 240.13a-10) or Rule 15d-10 (17 CFR 240.15d-10) applicable when the registrant changes its fiscal year end.

(4)Notwithstanding paragraphs (2) and (3) of this General Instruction A., all schedules required by Article 12 of Regulation S-X (17 CFR 210.12-01 - 210.12-29) may, at the option of the registrant, be filed as an amendment to the report not later than 30 days after the applicable due date of the report.

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 23, 2003: $ 6,511,610 Number of shares outstanding as of April 23, 2003: 68,876,094

                                 FIBERCORE, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I........................................................................3
      ITEM 1.  BUSINESS.......................................................3
      ITEM 2.  PROPERTIES....................................................16
      ITEM 3.  LEGAL PROCEEDINGS.............................................17
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS.......................................................33
PART II......................................................................34
      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...........................................34
      ITEM 6.  SELECTED FINANCIAL DATA.......................................35
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.....................................36
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....51
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................52
      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE......................................88
PART III.....................................................................89
      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............89
      ITEM 11. EXECUTIVE COMPENSATION........................................91
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT................................................96
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................98
      ITEM 14. CONTROLS AND PROCEDURES.......................................98
PART IV......................................................................99
      ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K....99
SIGNATURES AND CERTIFICATIONS...............................................100

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

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

FiberCore, Inc. ("FiberCore" "FCI" "we" "our" or the "Company") is engaged in the business of developing, manufacturing, and marketing single-mode and multimode optical fiber and optical fiber preforms for the telecommunications and data communications industry. Preforms are the basic component from which optical fiber is drawn and subsequently cabled by our customers. The Company's principal operating units are FiberCore Jena A.G. ("FCJ"), the Company's wholly owned subsidiary in Germany and Xtal FiberCore Brasil S.A. ("Xtal"), the Company's 90% owned subsidiary in Campinas, Brazil, which was acquired in June 2000.

FCJ was the Company's first operating entity, which is located in Jena, Germany. FCJ produces both single-mode and multimode fiber and preforms, with an emphasis on the multimode market. FCJ ships products to customers throughout the world with its major markets in Europe and North America. The Company has expanded the operations of FCJ with the construction of a new building 4 km from the original facility. The first phase of this expansion was completed early in 2002 with all equipment operational by mid-year. A second phase of expansion, predominantly the acquisition and installation of equipment to complete the utilization of the new building, began in early 2002. Completion of this phase has been suspended due to the reduced demand levels in the industry. When both phases are complete, total capacity will have been increased by more than 200% from 2001 levels.

Xtal Fibras Opticas S.A. ("Xtal") was acquired from Algar S.A. - Empreendimentos e Participacoes in June 2000 and is located in Campinas, Brazil. Xtal produces both single-mode and multimode fiber and single-mode preforms, with an emphasis on the single-mode market. Xtal ships products worldwide with its primary markets in the Americas and Asia Pacific regions. The Company had plans to expand the operations of Xtal, and substantial investment was made toward this end before these plans were indefinitely delayed due to the decline in the single mode market in South America and worldwide, which began during the second half of 2001.

FiberCore USA, Inc., a newly created wholly owned subsidiary of the Company, entered into an agreement in 2001 pursuant to which the Retirement Systems of Alabama ("RSA") would partially finance construction of the Company's first U.S. manufacturing plant in Auburn, Alabama. This facility was designed to primarily produce multimode fiber. The Company did not begin work on this facility and has cancelled the project at this time. Additionally, the financing agreement with RSA expired during 2002 when the project was not initiated.

In March 2001, the Company formed FiberCore Thailand, ("FCT"), a wholly owned subsidiary. The Company intends to manufacture single-mode fiber and preform for sale primarily to the Asian/Pacific market in a new facility to be built in Thailand. The Company has made a deposit of approximately $315,000 for land in Thailand, which it intends to use to build the plant. Discussions are underway with various banks and potential investors, including the Industrial Finance Corporation of Thailand and DEG (a German investment and development company), to finance the project. The Company has been granted certain tax incentives by the Board of Investment of Thailand that will run 8 years from the start of operations, with a 5-year extension at reduced incentive levels, as well as an exemption from import duties for equipment and materials used in the manufacturing facility. The Company is proceeding slowly with this project and is currently limiting further investment until the market for its products strengthens in the Asia Pacific region but there can be no assurance that such strengthening will ever occur.

In February 2002, the Company formed FiberCore Africa (Proprietary) Limited, ("FC Africa"), a joint venture with the Industrial Development Corp ("IDC") of South Africa and local investors to build a manufacturing facility for single-mode fiber in the Cape Town, South Africa area. This facility is expected to serve the African market, as well as the Middle East and other export markets when it is operational. This project has also been delayed due to industry conditions.

FiberCore Asia Sdn. Bhd. ("FC Asia"), incorporated as a joint venture in Malaysia and presently 51% owned by the Company with the right to increase the ownership up to 58%, was established to build and operate a local manufacturing facility for the production of optical fiber and preform in Malaysia's Multimedia Super Corridor, with tax-free status for five years extendable to 10 years. The Company and its partners have indefinitely delayed this project due to recent economic conditions in the area and the other projects the Company is currently engaged in. The Company believes that the economies in this region will improve, and the Company, together with its joint venture partners, plans to develop a significant presence in the region at that time. In 2002, the Company reversed the related balance sheet accounts of FC Asia due to the uncertainty that this facility will ultimately be built. The contractual arrangements are still in place to allow future activity under the joint venture if and when conditions improve.

The Company's other subsidiaries serve fiber-related activities. Through FiberCore Machinery ("FCM"), a wholly owned subsidiary of FCJ that was formed in March 2000, the Company designs, manufactures and installs specialty equipment used to manufacture optical fiber and preforms. Currently, FCM primarily supplies preform- manufacturing equipment to the Company's fiber manufacturing operations.

In May 2000, FiberCore Quarz GmbH ("FCQ") was formed in Germany as a wholly owned subsidiary of the Company. In April of 2001, FiberCore Glas GmbH ("FCG") was formed in Germany as a wholly owned subsidiary of FCJ. FCQ and FCG will be utilizing the Company's newly patented Plasma Outside Vapor Deposition ("POVD") technology to complement the outside supply of synthetic silica tubes that periodically is in short supply. In the first phase of implementation, the Company established a limited production facility in Jena-Maua, Germany. In July 2001 FCQ purchased an existing building located near the new FCJ plant to establish this production operation. The facility and equipment has been financed through a combination of German grants, loans and internal financing. The plant has begun limited operations in early 2003 and will ramp-up production during the year. In addition to assuring an internal source of supply, the POVD technology will reduce the cost of tubes to the Company, its subsidiaries, and affiliates. Initially the technology will be introduced to the manufacturing of single-mode fiber and, at a later date, to multimode fiber.

On June 1, 2001, the Company acquired the capital stock of Data Communications Inc. ("DCI"), a privately held company located in Hyannis, Massachusetts, to boost the breadth of the Company's technical capabilities used in support of bringing optical fiber closer to the end-user. DCI was merged into FiberCore's Automated Light Technologies ("ALT") subsidiary and the merged entity was subsequently renamed DCI FiberCore, Inc. In July 2002, the subsidiary was renamed FiberCore Systems, Inc. ("FCS"). FCS designs, installs and maintains low cost fiber optic networks, primarily in the northeast U.S., for local area network applications, such as those used in hospitals, universities, government and commercial buildings. The Company plans to expand marketing of FCS services to other areas of the US, Brazil, and the Middle East toward specific targeted projects.

Middle East Fiber Cables is a cable manufacturer, located in Saudi Arabia, in which the Company holds a 7% interest.

                                          ---------------------
                                          |  FiberCore, Inc.  |
                                          |        USA        |
                                          ---------------------
                                                    |
           -------------------------------------------------------------------------------------------------------------
           |               |              |                          |                        |                        |
----------------------     |  -------------------------   ----------------------   -----------------------   ----------------------
|  FiberCore Jena *  |     |  | Xtal FiberCore Brasil*|   | FiberCore Asia ****|   | FiberCore Thailand**|   |  FiberCore USA **  |
|       (100%)       |     |  |          (90%)        |   |        (51%)       |   |        (100%)       |   |       (100%)       |
|       Germany      |     |  |         Brazil        |   |      Malaysia      |   |       Thailand      |   |         USA        |
|    MM / SM Fiber   |     |  |    Single-mode Fiber  |   |  Single-mode Fiber |   |   Single-mode Fiber |   |    MM / SM Fiber   |
|     & Preforms     |     |  |        (some MM)      |   |      & Preform     |   |       & Preform     |   |                    |
----------------------     |  -------------------------   ----------------------   -----------------------   ----------------------
           |               |
       ------------------  ---------------------------------------------------------------------------------------------
       |                |                        |                   |                       |                         |
----------------  --------------------  --------------------  ----------------  ----------------------------  ---------------------
|   FiberCore  |  |FiberCore Glas ***|  |FiberCore Quarz***|  |   MEFC ***   |  |FiberCore Systems, Inc.***|  |FiberCore Africa **|
| Machinery ***|  |      (100%)      |  |      (100%)      |  |     (7%)     |  |        (100%) USA        |  |       (60%)       |
|    (100%)    |  |     Germany      |  |     Germany      |  | Saudi Arabia |  |     Network Design,      |  |    South Africa   |
|   Germany    |  |Silica Jacketing &|  |Silica Jacketing &|  | Optical Fiber|  |     Install, Maintain    |  | Single-mode Fiber |
|  Equipment   |  | Deposition Tubes |  | Deposition Tubes |  |    Cable     |  |   Monitoring Equipment   |  |                   |
----------------  --------------------  --------------------  ----------------  ----------------------------  ---------------------

   *  Fiber
  **  Fiber (planned)
 ***  Fiber related
****  Inactive

RECENT DEVELOPMENTS

Independent Auditors Deliver Going Concern Opinion, Potential Change of Control
-------------------------------------------------------------------------------
and Nasdaq Delisting
--------------------

As of the date of this Annual Report on form 10-K, the Company was in violation of certain covenants and is currently in default under loan agreements with the Holders of its Convertible Debentures and with Algar. These default conditions cause a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. In the event of a default of the Fleet Credit Facility, Fleet could exercise the provisions of a guarantee given by Tyco International Group S.A. to be paid in full by Tyco and Tyco would then assume Fleet's position as a creditor of the Company. In this case, Tyco would also have the right to assume control of the Company's Board of Directors. Also, as shown in the financial statements, the Company's current liabilities exceeded its current assets by $27,352,000 at December 31, 2002, including $9,250,000 of long-term debt that has been classified as current as a result of being in default. The Company must raise approximately $5 million in additional financing soon and/or restructure some of its obligations to address its liquidity crisis. The Company is also attempting to renegotiate the terms on approximately $18 million in short-term debt and notes payable, including the $9.25 million discussed above, and an additional $3 - $5 million is planned to be shifted to long-term debt based on financing activities associated with the Phase 2 expansion of our German operation. These factors by, among others, have led our auditors in their opinion included herein, to question our ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

On April 17, 2003, the Company received a notification of delisting from Nasdaq. The Company had not yet filed this Annual Report on Form 10-K with the SEC as of this date due to delays in finalizing the results from its foreign subsidiaries. The Company had previously filed for an extension to file this Annual Report on Form 12b-25, which expired on April 15, 2003. As a result of not timely filing its 10-K, the Company received a Nasdaq staff determination on April 17, 2003 indicating that the Company fails to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and further that the Company is late in paying fees to Nasdaq which is a failure to comply with Marketplace Rule 4310 (c) (13), and that its securities would, therefore, be delisted from the Nasdaq SmallCap Market at the opening of business on April 28, 2003. Accordingly, the trading symbol for the Company's securities was changed from FBCE to FBCEE at the opening of business on April 22, 2003. The Company has filed for a hearing to contest this determination. This hearing is scheduled for May 22, 2003. The delisting action has been stayed until the hearing date. If the Company is delisted, it would cause an additional event of default under the terms of the Convertible Debentures which, if no intervening waivers were granted would lead to an additional cross-default under the terms of the Fleet facility. If delisted, the Company will endeavor to facilitate trading of its common stock on the OTC-Bulletin Board.

Sale of Securities
------------------

The Company has completed the following sales of securities during the past fiscal year:

      $5,500,000 in 5% convertible subordinated debentures for capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa (Proprietary) Limited ("FiberCore Africa") and other corporate purposes. Repayment of the $5,500,000 is scheduled at a rate of $500,000 per month, commencing April 1, 2002. $1,500,000 was repaid in cash in the second quarter. Pursuant to the Company's option under the agreement the Company elected to make the scheduled payments due July 1, August 1 and September 1 via the issuance of stock. Under the agreement, upon 30 days prior notice to the holders of the debentures, the Company can elect to pay a scheduled payment in stock. If the Company elects to make a payment in stock, the holders of the debentures can elect to either increase the payment by up to 100% or decrease the payment by up to 50%. For the months of July, August and September 2002, a total of $1,533,330 in principal was paid in common stock to the debenture holders. In addition, $112,426 in accrued interest was paid in stock. The total number of shares issued for the principal and interest payments during the third quarter amounted to 7,293,682 shares, including 1,648,913 shares of restricted stock at an average price per share of $.22564 per share. According to the Company's transfer agent, 331,288 shares are still held by the holders as of May 5, 2003. Warrants were issued in connection with the 5% convertible subordinated debentures. The fair value of the warrants was recorded as debt discount on the accompanying consolidated balance sheet. The debt discount is being amortized over the period of the loan using an effective interest rate method. The Company has the option, under certain circumstances, of continuing to issue shares in payment of the Debentures if the shares have been previously registered pursuant to an effective registration statement. The Company is currently unable to pay in registered shares because it does not have an effective registration statement registering sufficient shares for such purpose. The Company did not have sufficient excess funds to make the October 1, 2002, November 1, 2002 and December 1, 2002 monthly redemptions of the Debentures and received a waiver with respect to such redemptions through December 2, 2002. The Company has not made any monthly redemptions since that date and is engaged in on-going discussions with the holders of the Debentures. The Company has not received a waiver from the holders for the past due payments and is currently in default under the terms of the debentures. The Company currently has $2,467,000 in outstanding debentures.

FIBER OPTIC PREFORM MANUFACTURING TECHNOLOGIES

Optical fibers are solid strands of hair-thin, high quality glass that are then bundled together in cables, through which information is transmitted via light pulses from one point to another. At the transmission point, electrical impulses representing the information are converted into light waves by a laser or light emitting diode. At the point of reception, the light waves are converted back into electrical impulses by a photo-detector. Each fiber consists of a central core of high-purity glass encased in a glass cladding of a lower refractive index. The light signals are transmitted through the core and the cladding is designed to reduce signal loss from the fiber to the outside.

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

The three basic technologies widely used to manufacture multimode and single-mode optical fiber are:

      1)    Outside Vapor Deposition ("OVD").

      2) Inside Vapor Deposition ("IVD"), which is also known as Modified Chemical Vapor Deposition ("MCVD"). Due to its flexibility, relative ease of operation and relatively lower capital investment this process is the most widely used around the world by independent manufacturers.

      3) Axial Vapor Deposition ("AVD" or "VAD"), also known as the "Japanese process".

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

PROPRIETARY MANUFACTURING PROCESS AND PRODUCTS

The Company manufactures both multimode and single-mode preforms and fibers using a number of patented and proprietary manufacturing processes. The Company does not manufacture optical fiber cable.

The Company's patented technology can be best described as a "rod-and-tube" process, or as a hybrid of the OVD, MCVD, AVD, and the Company's latest POVD (Plasma Outside Vapor Deposition) processes. The Company's processes include manufacturing of core glass via MCVD and over-jacketing it with available high quality synthetic silica tubes, or internally manufactured cladding material via its recently patented POVD process. The Company has also invented a plasma process to manufacture the core material at dramatically faster deposition rates than the MCVD process, and deposition efficiencies of well over 90% compared to those experienced with the MCVD process of approximately 50%. The higher deposition efficiencies mean the Company will require less raw material to manufacture its products.

The Company has begun implementing its POVD technology into manufacturing, and expects significant cost reduction in the future from this and other recently invented technologies and processes to more efficiently produce optical fiber preform and fiber.

Fibercore System Products
-------------------------

DCI FiberCore ("DCI") was created through the acquisition of Data Communications Inc. in June 2001. Data Communications Inc. was merged into the Company's ALT subsidiary and the combined entity was re-named DCI FiberCore, Inc. In July 2002, DCI was renamed FiberCore Systems, Inc. ("FCS"). FCS designs, installs and maintains low cost optical fiber networks primarily in the Northeast U.S., for local area network applications, such as those used in hospitals, universities, government and commercial buildings. FCS has also begun diversifying sales activities in North America, South America, Europe and the Middle East. Some of these projects include a new FTTH (fiber-to-the-home) project in Brazil, FTTH project in Northwest U.S. and design and installation of an optical fiber network at the Company's new facility in Germany.

FCS has also been involved in design, installation and maintenance of Wide Area Networks, and non-fiber optic networks.

RESEARCH AND DEVELOPMENT

The Company has set-up a new limited production facility in Jena-Maua, Germany, in 2002, utilizing its recently patented Plasma Outside Vapor Deposition ("POVD") technology. Additional equipment may be installed in the future, based on operating results from the initial production operation. The Company's POVD technology is protected by U.S. Patent No. 6,253,580 and U.S. Patent No. 6,536,240 B1. The Company has filed the corresponding patent applications in many foreign countries through the Patent

Cooperation Treaty (PCT) and expects that counterpart filings will be issued in the near future, while the first POVD patent has been issued in South Africa already. The Company has also filed for several new patents, dealing with the POVD enhancements, including an "All Plasma" single-step preform manufacturing process which has not been commercialized yet.

The Company conducts research and development ("R&D") activities primarily at its manufacturing facilities. The Company's research and development activities are designed to improve the production process of fiber and preforms with special emphasis on cost reduction and the development of new processes and products. R&D efforts relative to process improvement and product cost reduction have taken a higher level of priority due to the recent slowdown in the single-mode market. Some of the other development programs consist of:

      1) Metropolitan Area Network fibers that are more suitable for shorter distances such as Internet access, Feeder Loop (also known as "Metropolitan Area Network"), Fiber to the Curb and Fiber to the Home application

      2) Single-mode Fiber for Undersea Applications: special dispersion compensating fiber pairs that will be utilized in long-distance underwater networks. Because of the recent slow down in the single-mode fiber market, this program has been temporarily delayed.

      3) High Performance Multimode Fibers for Gigabit and 10 Gigabit Ethernet Applications has been developed and is now in production and being sold.

      4) Improved radiation resistant fiber and coatings for military applications has been put in production.

The Company's R&D expenditures have decreased by 14.3% during 2002 from the prior year and had increased 50% during 2001 as compared to the year 2000. Such expenditures amounted to $1,876,848, $2,189,000 and $1,459,000 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively. Twenty-two (22) of the Company's employees devote substantially all of their time to research and development.

SALES AND MARKETING

Marketing Strategy
------------------

To capitalize on the anticipated long-term growth in fiber demand, the Company's sales and marketing strategy has been to increase market penetration through developing long-term, strategic relationship supply contracts for both preform and fiber products as rapidly as practical, expanding the Company's global sales and marketing programs, and emphasizing the performance and cost advantages of the Company's patented technologies. The Company's strategy is to emphasize to its customers the fact that it does not compete with them in cabling of the optical fiber and therefore can act as a true partner in the customer's business. Consistent with this strategy and with the downturn in demand for single-mode fiber in North America and Europe starting in July of 2001, caused by a sharp reduction in capital spending coupled with an overcapacity of installed fiber, the Company increased sales and marketing efforts for multimode fiber and preform and increased sales and marketing efforts in the Asia Pacific region for all products. These efforts have been focused on establishing strategic alliances in developing countries such as China and India where management believes the demand remains stable. However, prices in these countries have also been falling, as the large fiber manufacturers, including those from Japan and Korea reduce inventories and reduce prices to obtain business. Multimode fiber that was initially marketed in Europe and the Americas is now also being marketed and sold into emerging countries such as China, India and Korea. Unlike single-mode, the demand for the Company's multimode products was not affected in 2002 due to the economic downturn, and shipments increased from 2001 levels although prices were lower.

Management believes the telecommunications infrastructure of developing countries is in the early stages of evolution and competition is not as well established, although competition has been increasing rapidly due to the downturn in other markets. In the past, developing countries would typically purchase older, previously deployed communications technology and equipment. However, the lack of a copper cable infrastructure, the desire to become more technologically advanced, and the rapid growth in cellular communication and electronic commerce have driven most developing countries to choose fiber in its backbone rather than copper to develop a sophisticated communications network. These countries must first install a fiber optic infrastructure of trunk and feeder lines followed by fiber, copper or wireless to the subscriber loop. The Company is initially targeting the large fiber optic cable manufacturing companies in Asia, the Middle East, the Pacific Rim, and certain European and Eastern European markets. Ten employees plus several strategically located agencies devote substantially all of their time to sales and marketing, covering several regions throughout the world, including the United States, South America, Western and Eastern Europe, Asia Pacific, the Middle East and Africa. In certain areas of these regions, independent sales representatives assist in the sales and marketing efforts.

Strategic Relationships
-----------------------

The Company continues to increase market penetration in optical fiber markets through strategic alliances and/or joint ventures. The Company has several strategic customer relationships and has established two joint ventures. In addition, discussions continue with potential foreign and domestic investors, and joint venture partners, including cable manufacturers, to build plants for producing optical fiber and optical fiber preform that would supply existing or planned fiber optic cable plants. In most cases, the timetable for building these plants has been extended into the future due to market conditions, but the discussions continue.

These relationships are being structured for the Company to provide the preforms and/or fiber and the related technology requirements, and the other partner to provide the financing, operating, and local marketing expertise. Using this approach, it may be possible for the Company to more rapidly obtain market share with a relatively small capital investment.

Expansion
---------

The Company anticipates that product demand will continue to be generated from its strategic alliances, as well as from independent manufacturers of fiber optic cable. The Company intends to capitalize on the expected long-term growth of the fiber optics industry by constructing a number of facilities to produce optical fiber and optical fiber performs when demand strengthens. The Company plans to use a well-balanced, phased-in approach for establishment of these facilities.

In response to customer demand for the Company's fiber in 2000, the Company implemented a capacity expansion program in 2000. The new facility in Maua, Germany (4 km from the original Jena operation) completed construction and was officially opened February 14, 2002. This new facility offers improved manufacturing efficiency, thereby increasing the Company's competitiveness in the marketplace, and more than doubles the capacity of the original FCJ plant. The Company began the second phase of the project to complete furnishing the new facility with additional equipment to further increase capacity, but placed this activity on hold due to market conditions.

The Company's Brazilian subsidiary, Xtal, has a current capacity of over 1,000,000 kms of single-mode fiber per year. The integration of FiberCore and Xtal technologies increased Xtal's capacity from the 500,000 km per year level that existed prior to its acquisition by FiberCore. The Company had initiated expansion efforts in 2000, but stopped these activities in mid-2001 when the market downturn began in South America. The plant has available excess building space as well as land for new construction, which will allow the Company to add processing equipment that can more than double the existing capacity if and when demand requires it. In the longer term, the Company anticipates opening new facilities in South Africa and Asia if and when market conditions improve.

COMPETITION

The Company is the only "pure" fiber supplier in the Western Hemisphere and Europe. With Corning, Furukawa/OFS (formerly Lucent), Sumitomo and Alcatel all involved in manufacturing cable and having limited (fiber) supply during periods of market shortage (which was the case during 2000 and the first half of 2001), many independent cablers have turned to FiberCore for fiber, which has altered the competitive environment. Due to overcapacity and the reduced demand for fiber, and the Company's desire to increase market share, the Company has concentrated on manufacturing and selling fiber rather than preform. In the second half of 2001 and into 2002, the major fiber producers, such as Corning, the Japanese and Korean producers, who normally used most of their production to supply their own cabling facilities and do not normally compete directly with the Company, have entered into the independent market in a stronger way due to the slowdown in the single-mode market. This has contributed to lower prices in the fiber market and making contracts with new customers more competitive. Due to the continued weak market, major fiber producers have adjusted their capacities according to market demand, thereby shifting the regional competitive situation. For example, Corning closed all their production facilities in Europe and Alcatel shutdown their U.S. facility. Lower pricing has had an adverse effect on FiberCore's results of operations. See "Recent Events" and "Liquidity" sections (See Risk Factor 15 - "Substantial Competition")

Fiber
-----

The competition in multimode fiber products is limited to a few manufacturers in North America and Europe, such as Corning, Inc., Furukawa/OFS (formerly Lucent Technologies), Alcatel, and Draka (Plasma Optical Fiber). Management believes that Corning, Inc., Furukawa/OFS, and Alcatel generally supply the majority of their production to their own cabling facilities and/or joint venture partners. Therefore, in the US and Europe, the Company concentrated on multimode fiber as its primary product, due to the Company's unique technological and cost advantage, coupled with the fact that the other three large U.S. producers do not focus on the multimode fiber as their primary business. Furthermore, FiberCore offers several types of multimode fibers for specific applications and performance advantages. These include different glass composition for radiation resistant fiber for Government applications, high performance multimode fiber for emerging network protocols, such 10 Gigabit Ethernet, and special coatings for customer specific applications. Additionally, because of manufacturing flexibility, the Company is positioned to respond quickly to special customer requirements and applications.

The competition in the single-mode fiber market is much more extensive than in the preform market or the multimode fiber market. Most of the competition for fiber comes from Corning, Inc. and Furukawa/OFS in

North America, Draka, OFS/Furukawa and Alcatel in Europe and from Corning, Furukawa, Samsung and Sumitomo in Asia. Competition in the fiber market was primarily based on availability and quality and during the last global shortage enabled the industry to raise prices after many years of falling prices. The downturn in the economy and the telecommunications industry that affected global demand for single-mode fiber has also once again driven pricing to record low levels, caused primarily by overcapacity in the industry. The Company believes that single-mode pricing will start to increase again in late 2003 or early 2004 along with increased and growing demand. In the past, with some exceptions, the Company's fiber has been generally priced at comparable levels to fiber manufactured by the larger producers. Overall, changes in both product and manufacturing have enabled the Company to keep pace with global pricing trends and, if required, compete below market levels. The Company is focused on marketing its line of high performance multimode products to support emerging protocols for the FTTH (Fiber to the Home) applications, which have excellent price/performance characteristics.

Preform
-------

Management believes that there is limited competition in the sale of preforms to cable manufacturers who draw their own fiber. Such competition, however, is expected to grow. The largest competitor in this product is Shin Etsu, a Japanese company.

The predominant practice of most fiber manufacturers is to make fiber optic preforms only for their internal use and not to sell preforms to other fiber-optic manufacturers. Management believes these large companies will not enter the preform market because of the built-in inherent disincentive in selling preforms; they have already invested heavily in plant, equipment and technology to convert preforms into fiber and/or cable, and by selling preforms they would be giving up value-added margins. Most of the Company's customers are not vertically integrated and require preforms that are in limited supply. This is particularly true in Asia where the Company has made significant strides in marketing its preforms to many of the newly established cable companies set up to take advantage of the significant growth expected over the next 5 - 10 years.

CUSTOMERS, INVENTORY, BACKLOG AND ADVERTISING

A key element of the Company's marketing strategy is to maintain sufficient raw material and finished goods inventories to enable the Company to fill customer orders promptly. However, due to recent liquidity issues, the inventory has fallen to lower than desired levels. (See Risk Factor 4 - "Liquidity")

Customers Representing Over 10% of Sales
----------------------------------------

For 2002 and 2001, only one customer exceeded the 10% level of overall sales. Optical Cable Corporation represented 17.9% of sales in 2002 and Cabelte Cabos Electricos S/A represented 19% of the Company's sales in 2001 and 11% in 2000. In 2000, Furukawa Industrial S/A Produtos Eletricos was the only other company that exceeded the 10% level with sales to them totaling 11% of total sales.

The Company continues to seek to decrease its dependency on any one customer by expanding its presence in more markets and adding new customers each year. In previous years, the loss of any of the largest customers (in percentage of sales) would have had a material adverse effect on the Company. The broadening of the Company's customer base presents less risk in the event that any of the largest customers decide to cancel contracts or orders. However, the loss of business in the second half of 2001 from Cabelte, when combined with the overall market slowdown, particularly in South America, had a significant negative impact on our business during that period and during 2002.

Backlog and Sales Activity
--------------------------

At December 31, 2002, the Company had a backlog of orders approximating $41 million, of which approximately $14 million is currently scheduled for 2003 shipments. This number may continue to change as a result of re-pricing mechanisms in the Company's contracts and potential re-schedules due to changing business conditions. All backlog numbers are calculated based on pricing levels in effect as of the date indicated. The backlog does not include any orders taken or anticipated in 2003. The decrease in the order backlog reflects the weaker market for fiber since the middle of 2001, which has resulted in a shift to an essentially spot market for fiber, and the reduction of prices and the rescheduling of existing contracts from many of the Company's customers. It also reflects the removal from our backlog of Cabelte, which filed for "Concordata" (Brazilian reorganization/insolvency filing in February, 2003), and other South American customers where there is great uncertainty on when they will resume production. (See Risk Factor 12 - "Dependence on a Limited Number of Customers")

At the end of 2002, ten of the Company's employees were engaged in sales activities, five in Europe, two in North America, one in South America, and two in Asia, the Middle East and Africa along with several agencies located within Asia. Assisted by local representatives, management intends to establish strategic relationships with key managers of local CATV, telephone, and cable companies. In addition, other management executives participate in negotiating long-term supply agreements with current and potential customers.

PATENTS

In order to be competitive in the hi-tech industry, companies invest significant resources in research and development. To protect these valuable intellectual properties, companies file patent applications. The Company is also heavily invested and highly dependent on its patents. The Company's long-term strategy includes becoming a low-cost producer of fiber optic preforms and optical fiber to independent manufacturers of fiber optic cable. To do this, the Company must continually improve its manufacturing processes at its facilities by implementing the Company's patented technologies, by developing new techniques that lower production costs, and by offering new and competitive products. With these patents, manufacturing efficiencies are increased, thereby reducing manufacturing cost and improving overall profitability. The Company has been able to expand its business and reduce the need for cash financing by leveraging the Company's intellectual property. For example, in the South African joint venture, the Company contributed the value of its technology in return for a 50% interest in the joint venture while contributing cash for an additional 10% interest. Similarly, because of increases in manufacturing efficiency provided by the Company's patented technology, the Company has been able to increase capacity with less equipment than would otherwise be required. By capitalizing on its technology in this manner, the Company reduced its cash requirements and the likelihood of additional shareholder dilution. The Company plans to use this financing technique in future transactions when and as appropriate. The Company's patents also help protect the Company from competition by preventing others from using the technology covered by the patents. In 1997 and 1998, the Company filed two patent applications in the U.S. for a process, which the Company believes will improve the cost and efficiency of producing optical fiber preforms.

The 1997 patent filing was approved by the U.S. Patent office on July 3, 2001 and issued with U.S. Patent Number 6,253,580. In October 2002, US patent office notified the Company the 1998 filing was also allowed and the patent was issued on March 25, 2003 with U.S. Patent Number 6,536,240. These two U.S. patents related to the Company's unique POVD technology for making tubes and preforms. The Company has filed the corresponding patent applications in many foreign countries through the Patent Cooperation Treaty (PCT). U. S. Patent Number 6,253,580 was issued in Germany, Brazil, Japan, and the United Kingdom. The Company expects that other counterpart filings will be issued in the near future. In the mean time, these two POVD patents have been issued in South Africa already. In March 2001, the Company filed another patent application that resulted from the continuing POVD development efforts. During 2002, the Company has filed two applications related to preform fabrication processes. Three more patent disclosures have been prepared and are currently under review and preparation for filing applications. In the past, the Company has not considered licensing its technology, however, the Company is reviewing this policy and may change it and licensing may be used to generate additional revenues.

The Company is the registered owner in the United States of three patents covering its cable monitoring systems and fault locating methods. The Company acquired from Norscan a patent issued by the United Kingdom for the same technology. In addition, the Company has filed international patent applications covering this technology in various other countries around the world, although none have yet been granted. Pursuant to the Company's agreement with Norscan, Norscan has the right to a Canadian patent re-issuance and may otherwise use the technology in Canada. The Company has improved upon Norscan's technology and obtained a European patent and United States patent, Patent No. 5,077,526, that expires in 2008 covering the improvements. The Company also owns a United States patent, Patent No. 4,947,469 expiring in 2007, and a European patent covering a cable fault location method. In addition, the Company owns a United States patent covering the provision of backup power to optical communications systems. In 2002, the Company wrote down the value of these patents because it is uncertain when the Company will be able to devote the proper resources to commercializing these products.

The Company's ability to compete effectively will depend, in part, on its ability to protect its intellectual property. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. Furthermore, there can be no assurance that others will not independently develop products that are similar or superior to the Company's products or technologies, duplicate any of the Company's technologies, or design around the patents issued to the Company. In addition, the validity and enforceability of a patent can be challenged after its issuance. While the Company does not believe that its patents infringe upon the patents or other proprietary rights of any other party, other parties may claim that the Company's patents do infringe upon such patents or other proprietary rights. There can be no assurance that the Company would be successful in defending against such a claim of infringement. Moreover, the expense of defending against such a claim could be substantial and could have a material adverse effect on our liquidity.

INTERNATIONAL OPERATIONS

The Company is subject to all the risks of conducting business internationally. These risks include unexpected changes in legislative or regulatory requirements and fluctuations in the United States Dollar, the Japanese Yen, the Euro, the Brazilian Real, and other currencies in which the Company is doing business from time to time. The business and operations of FCJ and Xtal are subject to the changing economic and political conditions prevailing from time to time, primarily in Germany and Brazil, respectively. In addition, Brazil's economy has been subject to periods of high inflation. Brazil in the past has been subject to political instability and is in a region that has experienced political instability in other countries such as Argentina and Venezuela. FiberCore Asia, the Company's joint venture in Malaysia, which has been delayed, is subject to similar international risks. There is also the threat of regional conflict. The Company's participation in MEFC is subject to the risks of doing business in Saudi Arabia and the Middle East in general. These risks include, but are not limited to, the threat of regional conflict. To date, essentially all of the Company's revenues have come from its subsidiaries, FCJ and Xtal. (See Risk Factor 22 - "Risks Associated with International Operations")

TRADEMARKS

FCI is the owner of the registered trademarks InfoGlas(R), EconoGrade(R) and ValuGrade(R) under which it markets its optical fiber products.

SEASONALITY

The Company's business does not have strong seasonal fluctuations and the Company does not expect material seasonal variations to revenue.

RAW MATERIALS

The Company presently can purchase all its raw material requirements for its optical fiber and preform business. The major component of a preform is silica glass tubing, which is available in various sizes. Various high purity gases such as oxygen, nitrogen, argon, helium, chlorine and chemicals such as silicon tetrachloride, silicon tetrafluoride and germanium tetrachloride are used in the process of manufacturing preform. During 2002, FCJ purchased approximately 95% of its key glass-tube raw material from Heraeus Quarz Glas GmbH & Co. KG ("Heraeus") located in Hanau, Germany. Heraeus accounted for approximately 95% of the German facility's glass tube requirements in 2001 and 2000 as well. During 2001, Xtal purchased approximately 36% of its preform requirements from Shin Etsu, a Japanese Company, and 55% of its requirement in 2001. In early 2001, the Company entered into a five-year contract with Heraeus to supply tubes. Quantities under the contract, together with glass from other sources are expected to satisfy most of the Company's current needs. The contract contains mutual "take or pay" provisions to the extent that the Company purchases less than or Heraeus delivers less than the agreed upon annual percentage covered by the annual purchase order. For 2002 and 2003, the agreed upon percentage rates are 80% and 70%, respectively. During 2002, the Company purchased less product from Heraeus than called for under the terms of the contract. The Company is working with Heraeus to achieve a satisfactory resolution for both companies in light of the overall downturn in the optical fiber and preform business.

Xtal is party to a three-year take-or-pay contract, expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2002, Xtal purchased approximately $1,118,000 of product under the contact and in 2001 purchased approximately $10,900,000 of product. The contract calls for monthly purchases of preform with 50% of the volume at a fixed price and 50% to be set quarterly based on market prices. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001 and for most of 2002, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu has contested Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement, which is not a take-or-pay agreement. The arbitration proceedings are on going with a decision expected from the arbitration panel during the second quarter of 2003. See "Legal Proceedings"

If the Company becomes unable to secure its raw material requirements, as needed, there can be no assurance that the Company will be able to obtain raw materials on commercially acceptable terms from others, and such failure to obtain raw materials could have a material adverse effect on the Company. To limit the possibility of future shortages of key materials, the Company has successfully identified alternate suppliers. In addition, the Company plans to augment its tube requirements through its own internally manufactured tubes, using its new POVD technology. The Company believes this technology will yield a significant competitive advantage through increased manufacturing efficiency and reduced production costs. Both FCJ and Xtal have the capability to manufacture the high-purity synthetic core glass using a purchased cladding tube to which glass is deposited as well as adding purchased cladding tubes utilizing the Company's patented production process. (See Risk Factor 14 - "Dependence on Third Party Suppliers")

EMPLOYEES

At December 31, 2002, the Company employed 288 persons, of whom 3 are officers, 52 are in sales and administration, 214 are in manufacturing and 22 are principally in research and development. Of the 288 employees, 18 are headquartered in the United States, 67 in Brazil, 4 are in South Africa and 199 in Germany. Almost all of Xtal's production and industrial employees are members of a union. The collective bargaining agreement covering substantially all members (executives are not covered) provides for an annual distribution to employees of a specified amount, as agreed by the Union and Xtal in the first quarter of each year, for the following year. FCS employs a number of people through various unions in connection with installation of fiber optic networks. As of year-end, FCS employed 5 union employees. FCS pays wages for these employees, however all benefits are provided through the unions. FCS pays union dues to cover these costs. The Company is a party to a collective bargaining agreement with these employees, however the employees are employed by job as demand dictates. The Company is not party to any other collective bargaining agreements and the Company does not maintain a pension plan. The Company considers its relations with employees to be satisfactory and believes that its employee turnover does not exceed the industry average.

ITEM 2.     PROPERTIES
            ----------

The Company leases 5,000 square feet of office space as its Corporate Headquarters in Charlton, Massachusetts. The monthly rent is $2,750, and the rental agreement is on a monthly basis.

The Company, through its subsidiaries, has two manufacturing facilities. FCJ's original facility is located in Jena, Germany. That manufacturing facility is leased at a monthly cost of approximately $24,000 and occupies approximately 38,700 sq. ft., including 23,500 sq. ft. of production space, 13,000 sq. ft. of office and storage space and an additional 1,700 sq. ft. of outside facilities for gas storage tanks. FCJ's new buildings, which the Company owns, occupy approximately 107,000 sq. ft., including 76,000 of production space, 19,000 sq. ft. of office and storage space and 12,000 of outside facilities for gas storage tanks. FCJ owns all machinery and equipment, subject to certain restrictions, at the Jena facility. In 2000, the term of the lease for the Jena original operation was extended to December 31, 2003 and is renewable for additional successive one-year terms, at the option of the Company; the Company intends to remain in this facility and will use it in conjunction with a newly constructed facility in Jena-Maua, which became operational in 2002. Xtal owns the land and buildings at its facility in Campinas, Brazil, which includes approximately 5 acres of land. The site is comprised of 6 separate buildings for a total of 70,000 sq. ft. that contain 14,000 sq. ft. of production space, 21,000 sq. ft. of support and storage space, 14,000 sq. ft. of external facilities for gas storage tanks and other space, and 21,000 sq. ft. of office space. There is currently approximately 90,000 square feet of space available for expansion at Xtal.

The Company maintains casualty and liability insurance at both facilities.

The Company has a deposit on 18 acres of land for the purpose of building a facility in Thailand. The Company is proceeding slowly with this project and is currently limiting further investment until the market for its products strengthens in the Asia Pacific region but there can be no assurance that such strengthening will ever occur.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

The Company is currently in litigation with Techman International Corp. ("Techman") and M. Mahmud Awan ("Awan") who controls Techman, relating to certain investments, contracts and other claims. Both parties are seeking approximately $500,000 in cash. In addition, the Company is suing Techman and Awan for the return of shares that have been canceled by the Company because of the failure of Techman and Awan to satisfy certain conditions related to their issuance. The litigation is in the discovery and motion phase. The Company believes that its claims against Techman and Awan are valid and that it will ultimately prevail on its claims, but given the uncertainties inherent in litigation, the outcome cannot be predicted with any reasonable certainty at this time.

Xtal is party to a 3-year take-or-pay contract expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001 and 2002, Xtal purchased approximately $10,900,000 and $1,118,000 respectively of product under the contact. The contract calls for monthly purchases of preform with 50% of the volume at a fixed price and 50% to be set quarterly based on market prices. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001 and during most of 2002, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement that is not a take-or-pay agreement. The total amount in dispute as of March 31, 2003 is approximately $11,400,000 with approximately $8,750,000 related to the take-or-pay contract. Xtal and the Company have submitted their position to the arbitration panel and the process is on going. The Company anticipates a ruling from the arbitration panel during the second quarter of 2003. However, if Xtal were to ultimately lose, Xtal could be required to purchase the preforms in question and/or pay damages as well as pay the costs of arbitration. In that case, the legal costs of arbitration and any damages required would negatively impact the Company's operating results, but the costs of the material required to be purchased would become part of inventory/cost of sales. This could potentially have a negative operating impact as well, depending on the price of the preforms determined in the arbitration ruling versus the market price of the preforms at the time of the ruling. If Xtal and the Company were to lose in arbitration, and the judgment against the Company was substantial, it could have a significant negative impact on the liquidity of the Company and could potentially put the Company into a state of insolvency.

On August 2, 2002 a patent infringement suit was filed against the Company. The complaint was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, case number 1:02CV2149. The action was brought by Fitel USA Corp., and alleges infringement by the Company of three patents held by Fitel. The plaintiff alleges in the complaint that the Company has infringed and continues to infringe on U.S. Patent No. 4,909,816, on U.S. Patent No. 5,298,047 and on U.S. Patent No. 5,418,881. The plaintiff sought an injunction permanently prohibiting the Company from directly infringing on the named patents or inducing or contributing to the infringement of the U.S. Patent No. 5,418,881 by others, and sought unspecified compensatory and treble damages, attorneys fees and costs, and such other and further relief as is just and proper. On December 13, 2002 the Court granted the Company's motion to dismiss for lack of jurisdiction.

On December 18, 2002 Fitel USA Corp. re-filed the complaint in the United States District Court Western District of North Carolina, case number S02CV163V. The plaintiff makes the same allegations and seeks the same redress as outlined in the previous filing. The Company believes these claims to be without merit, has retained counsel and will vigorously defend itself in this case. If this suit is not settled and goes to trial, the legal costs associated with defending itself could be significant for the Company. If the Company were to ultimately lose this suit, it could have a significant negative impact on the Company's ability to compete in the marketplace for some period until the Company could adjust its production processes, and could have a material negative effect on the liquidity of the Company and could potentially put the Company into a state of insolvency.

In addition to the above, the Company is subject to various claims that arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the business of the Company.

RISK FACTORS
------------

Set forth below and elsewhere in this Annual Report, and in other documents we file with the SEC are some of the principal risks and uncertainties that would cause our actual business results to differ from any forward-looking statements or other projections contained in this report, or from prior actual results. In addition, future results could be materially affected by general industry and market conditions, general U.S. and world-wide economic and political conditions, including a global economic slowdown, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, natural disasters or other disruptions of expected economic conditions. Additionally, our common stock is highly speculative and is subject to numerous and substantial risks, some of which are set forth below. Therefore, prospective investors should carefully consider the following risk factors as well as the information contained elsewhere in this Annual Report. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate statement labeled Forward Looking Statements should be considered in addition to the statements below.

      1) THE COMPANY HAS EXPERIENCED SIGNIFICANT LOSSES DURING THE PAST 18 MONTHS, HAS SUBSTANTIAL DEBT AND DOES NOT CURRENTLY HAVE THE FINANCIAL RESOURCES TO MEET ITS UPCOMING OBLIGATIONS. THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

The Company had a net loss in 2002 of $31,077,000 and losses of $5,548,000 during the last 2 quarters of 2001. The Company does not expect to return to profitability until late 2003 or 2004. As shown in the financial statements, the Company's current liabilities exceeded its current assets by $27,352,000 at December 31, 2002, including $9,250,000 of long-term debt that has been classified as current as a result of being in default. The Company had total liabilities at December 31, 2002 of $71,126,000 including current liabilities of $47,713,000. If the Company does not raise additional financing soon, reduce costs and/or restructure its debts and obligations, there is substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be successful in these actions.

      2) THE COMPANY HAS RECEIVED A NOTICE OF DELISTING FROM THE NASDAQ SMALLCAP MARKET AND COULD BE DELISTED PENDING THE RESULTS OF A HEARING ON MAY 22, 2003

Our common stock is quoted on the Nasdaq SmallCap Market, and has been subject to frequent significant price fluctuations. Furthermore, we must meet certain maintenance requirements, including a $1.00 minimum bid requirement, in order for such securities to continue to be listed on the Nasdaq SmallCap Market. On April 15, 2003, the last reported sale price of our common stock was $.19 per share. If our securities are de-listed from the Nasdaq SmallCap market, investors' interest in our securities could be reduced.

On June 3, 2002, we received a notice from the Nasdaq Stock Market stating that for 30 consecutive trading days, the bid price for our common stock closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market. The notice indicated that pursuant to applicable rules, we were provided with 180 days (i.e. until December 2, 2002), to regain compliance. If at any time before December 2, 2002 the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive trading days, we would have been in compliance with the minimum bid requirement.

As we were unable to demonstrate compliance by December 2, 2002, the Nasdaq Stock Market reviewed our latest financial statements (as of September 30, 2002) and determined that we continued to meet initial listing criteria. We would meet these criteria if we would have any of the following: (i) stockholder's equity of $5 million; (ii) market capitalization of $50 million; or (iii) net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of September 30, 2002, we had stockholder's equity of $21,329,000. As a result of meeting the initial listing criteria on December 2, 2002, the Nasdaq Stock Market granted us an additional 180 calendar-day grace period (i.e. until May 29, 2003) to demonstrate compliance with the minimum bid requirement. If the Company is not in compliance by May 29, 2003, our stock would be de-listed, absent successful appeal. The Nasdaq Stock Market has recently proposed new rules that would allow for further extensions of time to demonstrate compliance of the $1 minimum bid requirement if the Company continues to meet the initial listing criteria. As of December 31, 2002 the Company had stockholder's equity of $4,462,000. Therefore, the Company may not be able to meet this criterion on May 29, 2003 without an equity infusion or an increase in its stock price.

Additionally, the Company on April 17, 2003 received a notification of delisting from Nasdaq. The Company had not yet filed this Annual Report on Form 10-K with the SEC as of this date due to delays in finalizing the results from its foreign subsidiaries. The Company had previously filed for an extension to file this Annual Report on Form 12b-25, which expired on April 15, 2003. As a result of not timely filing its 10-K, the Company received a Nasdaq staff determination on April 17 indicating that the Company fails to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and further that the Company is late in paying fees to Nasdaq which is a failure to comply with Marketplace Rule 4310 (c) (13), and that its securities would, therefore, be delisted from the Nasdaq SmallCap Market at the opening of business on April 28, 2003. Accordingly, the trading symbol for the Company's securities was changed from FBCE to FBCEE at the opening of business on April 22, 2003. The Company has filed for a hearing to contest this determination. This hearing is scheduled for May 22, 2003. The delisting action has been stayed until the hearing date.

De-listing could materially and adversely affect the trading market and prices for our securities. A de-listing could also trigger an additional event of default under the terms of the convertible debt issued to Riverview Group, LLC, Laterman & Co. and Forevergreen Partners, which, if un-remedied, could trigger a cross default on our credit agreement with Fleet National Bank. In the event of a default of the Credit Facility, Fleet could exercise the provisions of a guarantee given by Tyco International Group S.A. to be paid in full by Tyco and Tyco would then assume Fleet's position as a creditor of the Company. In this case, Tyco would also have the right to assume control of the Company's Board of Directors. Events of default could result in acceleration of the maturity of our debt to Riverview Group, LLC, Laterman & Co. and Forevergreen Partners or Fleet, as the case may be. If delisted, the Company will endeavor to facilitate trading of its common stock on the OTC-Bulletin Board.

      3) WE ARE CURRENTLY IN DEFAULT UNDER THE TERMS OF OUR SUBORDINATED DEBENTURES AND SOME OF OUR LOAN AGREEMENTS. THIS COULD ADVERSELY AFFECT OUR LIQUIDITY AS WELL AS RESULT IN A CHANGE IN CONTROL OF THE COMPANY'S BOARD OF DIRECTORS.

The Company has approximately $2.5 million of principal outstanding against the Convertible Subordinated Debentures issued in January and June of 2002 ("the Debentures"). During the first nine months of 2002, the Company has paid $1.5 million in cash payments and reduced the outstanding balance since the start of the third quarter by $1.53 million through the issuance of common stock, and has the option, under certain circumstances, of continuing to issue shares in payment of the Debentures if the shares have been previously registered pursuant to an effective registration statement. The Company is currently unable to pay in registered shares because it does not have an effective registration statement registering sufficient shares for such purpose. The Company has not had sufficient funds to make redemptions of the Debentures since September of 2002 and had received a waiver with respect to such redemptions required through December 1, 2002. Such waiver, however, was conditioned on the Company reaching an agreement with the holders of the Debentures on or prior to December 2, 2002 with respect to re-scheduling redemption payments and collateralizing the Company's obligations. The Company has been engaged in discussions with the holders of the Debentures to reach a revised agreement. However, the Company and the holders of the Debentures have not reached a final agreement and therefore the Company is currently in a state of default with the holders of the Debentures. This causes a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. If an event of default on the Debentures continues, the holders have the right to accelerate the maturity date and the entire balance of $2,467,000 could become immediately due. The aforementioned defaults and cross defaults could have a negative effect on our liquidity. There is no availability on the Fleet credit facility.

The Company has $1.25 million due to Algar associated with the purchase of Xtal that was not paid on the due date of December 20, 2002. The Company has held discussions with Algar to defer or otherwise adjust this requirement and these discussions are continuing. However, the Company and Algar have not reached an agreement and therefore the Company is currently in a state of default with Algar under the terms of a Loan Agreement. This causes a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. In the event of a default of the Credit Facility, Fleet could exercise the provisions of a guarantee given by Tyco International Group S.A. to be paid in full by Tyco and Tyco would then assume Fleet's position as a creditor of the Company. In this case, Tyco would also have the right to assume control of the Company's Board of

Directors. The result of these current events of default with the Debenture holders and with Algar has caused the Company to reclassify $7,750,000 of the Fleet Credit Facility and a $1,500,000 loan from Tyco International Finance Alpha GmbH from long-term to short-term debt.

      4) WE NEED TO OBTAIN ADDITIONAL FINANCING OF APPROXIMATELY $5,000,000 SOON TO ADDRESS OUR LIQUIDITY CRISIS.

Failure to obtain the financing contemplated by our business plan could have a material adverse effect on our business, results of operations, and our financial condition. We estimate that we need to obtain additional financing of approximately $5,000,000 soon, primarily to complete payments on previous expansion activity and process improvements in Germany and Brazil and for working capital until the Company can again achieve a positive cash flow from operations as the technology improvements are implemented. The Company currently does not have sufficient cash reserves to meet its cash flow requirements in the coming months without an infusion of capital and/or a rescheduling of obligations. The amount of additional financing required assumes the use of cash generated from operations. Accordingly, if the level of cash generated from operations in 2003 is less than expected, we will need to obtain additional financing. Our history of prior losses, as well as our current defaults under our financing agreements could adversely affect our ability to obtain financing. If the Company does not obtain the necessary financing, it and/or some of its subsidiaries may have to file for reorganization or insolvency. Furthermore, to the extent that we reduce our outstanding and authorized common stock as a means of increasing the trading price of our common stock, this action may delay or impede our ability to issue future shares of common stock in connection with any future financing.

For 2000, net cash provided by operations was $9,171,000. For 2001, net cash used in operations was $3,976,000 and for 2002, cash used in operations was $350,000. Therefore, we may not be able to internally fund potential operating losses and we cannot fund the current amount of capital expenditures payments solely from our current cash and cash equivalents.

      5) WE HAVE A HISTORY OF OPERATING LOSSES AND OUR ABILITY TO BECOME PROFITABLE AGAIN AND GENERATE SUFFICIENT PROFITS TO SUSTAIN THE GROWTH OF OUR BUSINESS IS UNCERTAIN.

We incurred operating losses from our inception in 1993 until the third quarter of 2000, when we reported net income of $836,000. For the next three quarters we remained profitable, generating total net income of $8,324,000. However, in the third and fourth quarters of 2001 we reported a total net loss of $5,548,000 and a net loss of $31,077,000 for the year 2002. Accordingly, operating results have been subject to yearly and quarterly fluctuations, partially due to Company performance and partially due to the economic cycles of the telecommunications industry, and are expected to continue to fluctuate as a result of a number of factors. These factors include fluctuations in product demand and product prices and resulting gross margins, increased product and price competition, variations in product costs and the mix of products sold, the size and timing of customer orders and shipments, the ability to deliver products based on new and developing technologies, and manufacturing capacity. Significant fluctuations in operating results could contribute to volatility in the market price of our common shares. Continued operating losses could decrease the market price of our common stock, and limit our financing options. To be profitable we must successfully overcome the risks disclosed in this section. We continue to be subject to foreign currency risks and the risk of breach by significant customers. We may never generate sufficient profits to sustain the growth of our business. As of December 31, 2002, we had an accumulated deficit of approximately $50,490,000.

      6) UNLESS THE CURRENT CONDITIONS OF OUR INDUSTRY CHANGE, THE DECLINE IN PRICES AND THE OVERSUPPLY OF OPTICAL FIBER AND PREFORM WILL REDUCE OUR ABILITY TO ACHIEVE PROFITABILITY AND TO OBTAIN FINANCING.

We continue to be exposed to industry-wide risk of oversupply affecting the telecommunications and data communications industry, which are beyond our control and have affected and may continue to affect our operations. As a result of overcapacity and the current economic and industry downturn in telecommunications, pricing pressures increased in 2002 and are expected to continue in 2003. To the extent that market supply continues to exceed market demand for our products, prices for our products could be expected to decline further from already depressed levels. Decreased growth in telecommunications in general and in the growth of internet use, in particular, in the United States and Western Europe could reduce demand for our products, which are used in the transmission of data over the internet, and could result in a further decline in prices for our products. Furthermore, developing countries, including China and Malaysia and developing regions, including the Pacific Rim and Middle East, are large consumers of fiber optics as they build telecommunications infrastructures. A slowing of growth and modernization in these countries and regions could decrease the demand for our products and result in a further decline in prices. We may also be burdened by the costs associated with excess capacity. These factors could prevent us from achieving profitability or could result in substantially lower profitability than we have anticipated.

Specifically, at the present time, optical fiber manufacturers have experienced an extensive and sustained downturn in the demand for their products, primarily single-mode fiber. While other markets have experienced weakness, this downturn has been most notable in the U.S., South American and European long-haul markets, as the major telecom carriers have significantly reduced capital expenditures. As a result, there is presently an oversupply of single-mode fiber. In response to the overcapacity and the trimming of inventories, prices for single-mode fiber have fallen by approximately 50% to 70% since mid 2001, depending on the market.

Continued softening of markets and reduction of global diversification of our revenue stream could have a continuing material adverse effect on our business, results of operations, and/or financial condition.

      7) WE MAY BE LIMITED IN OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL ON COMMERCIALLY REASONABLE TERMS.

The Company, as of year-end 2002, has low cash reserves and limited ability to access credit lines. The Company has a high debt-to-equity ratio (12.2 to 1), has fully utilized its credit line with Fleet, has no access to new credit with its bankers in Brazil, and currently has no availability against its credit lines in Germany. During the fourth quarter of 2002, Crescent informed the Company that it had decided not to extend the existing equity agreement, which was scheduled to expire December 31, 2002, between Crescent and the Company, providing for the sale of common stock to Crescent. At that time, Crescent indicated that they had no current plans to sell any common stock in the Company held by Crescent. Recent discussions with potential investors have indicated that terms and conditions of any cash infusion, whether debt or equity, could be more costly to the Company than prior financings, if available at all. If we are delisted from the Nasdaq SmallCap Market, this situation could be made more difficult. If delisted, the Company will endeavor to facilitate trading of its common stock on the OTC-Bulletin Board. (See Risk Factor 2 - "Delisting")

      8) IF WE DO NOT SUCCESSFULLY ADJUST OUR MANUFACTURING VOLUMES AND REDUCE OUR COSTS OF PRODUCTION, INCLUDING ACHIEVING SATISFACTORY MANUFACTURING YIELDS, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

In the current economic and industry downturn in telecommunications, we have reacted to this situation by cutting costs, including reducing our capacity. We have reduced staff and production volumes at our Brazilian operation by approximately 65% and have also more recently reduced staff at our Jena, Germany operations as well. In addition to staffing reductions, we have taken steps to reduce expenditures in all other areas as well as at all of our locations. Although we plan to complete our planned restructuring and cost reduction activities, we may not realize all of the cost reductions anticipated, and they still may not be sufficient to restore the Company to profitability given the significant erosion in product prices and resulting margins. We cannot assure you that our plans will be successful in offsetting the negative impact of the market downturn, and we cannot assure you that further adjustments and charges against income will not be necessary to respond to future market changes.

      9) WE HAVE INCURRED, AND MAY INCUR IN THE FUTURE, RESTRUCTURING AND OTHER CHARGES, THE AMOUNTS OF WHICH ARE DIFFICULT TO PREDICT ACCURATELY.

The telecommunications industry was severely impacted in 2001 and 2002 by excess manufacturing capacity, increased competition in the marketplace and growing pressures on prices and profits. These trends are expected to continue during 2003, although at a slower rate. In 2002, we recorded charges for restructuring, inventory write-downs and impairment of assets. If adverse trends continue, it is possible that additional charges will be required.

      10) SHAREHOLDERS MAY SUFFER DILUTION FROM ANY EQUITY OR CONVERTIBLE DEBT OFFERING AND FROM THE EXERCISE OF EXISTING OPTIONS, WARRANTS AND CONVERTIBLE NOTES; THE TERMS UPON WHICH WE WILL BE ABLE TO OBTAIN ADDITIONAL EQUITY CAPITAL COULD BE ADVERSELY AFFECTED.

Our common stock may become diluted if we sell additional shares of common stock to any investor, if warrants and options to purchase our common stock are exercised, if any of Riverview Group, LLC, Laterman & Co. and Forevergreen Partners convert our $2,467,000 of outstanding convertible debt into shares of our common stock, and if officers, directors and affiliates, Crescent, or Gruntal exercise warrants and options to purchase shares of our common stock. The registration of the resale of shares held by Tyco International Ltd. and its affiliates could also place downward pressure on the price of our common stock.

Conversion or redemption of the convertible subordinated debentures issued to Riverview Group, LLC, Laterman & Co. and Forevergreen Partners could further dilute our common stock. The conversion price for $1,967,000 of the outstanding convertible debt is $2.967 and the conversion price for $500,000 of the outstanding convertible debt is $.5593. We may elect to pay the $500,000 monthly mandatory redemption of our convertible subordination in shares of our common stock under certain conditions. However, the Company does not currently meet all the conditions necessary to pay in common stock. The Company has not made any payments to these investors since September 2002 and is in discussions with the investor group to reach an amicable settlement. The results of such a settlement may cause additional dilution to shareholders.

We may also elect to pay the semi-annual interest payments on our convertible subordinated debentures in shares of our common stock, and elected to pay the July 15, 2002 payment in stock. Further such elections could further dilute our common stock.

The issuance of shares issuable to officers, directors and affiliates upon the exercise of options and warrants could further dilute the price of our common stock. Exercise of warrants held by Gruntal & Co. LLC and Crescent International Ltd., and other investors could also result in dilution of common stock. In the event that we are required to register the resale of shares owned by Tyco International Ltd and its affiliates pursuant to our agreements with Tyco, the volume of shares of our common stock available for sale could dramatically increase and have a downward effect on the market price of our common stock.

      11) THE SALE OF MATERIAL AMOUNTS OF OUR COMMON STOCK COULD REDUCE THE PRICE OF OUR COMMON STOCK AND ENCOURAGE SHORT SALES.

The introduction of additional shares into the market as a result of the sale of our common stock by us or by substantial holders of our common stock may cause the price of our common stock to decline. If the price of our common stock trades at levels at which margin trading is permissible under applicable rules, our stock may be subject to short sales, which could further decrease the price of our common stock. In a short sale, a trader borrows securities, sells them, and purchases securities on the market to replace the borrowed securities, at what the trader hopes will be a lower price than the sale price. Short selling can have a downward effect on the market price of our common stock.

      12) WE ARE DEPENDENT ON A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF WHOM COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS; WE MAY NOT BE ABLE TO EXPAND OUR CUSTOMER BASE IN THE NEAR FUTURE.

We continue to be dependent on a relatively few customers for the majority of our sales. Accordingly, we must continue to expand our customer base, but we may not be successful in doing so. We have experienced a significant and continuing downturn in the South American market and while we have taken steps to reduce the impact of this weakness by shifting sales to other markets, by managing production levels to better match current and expected near-term demand levels, and by shifting, to the extent possible, production to multimode from single mode fiber, we cannot assure the success of our efforts. Despite all of these actions taken, revenues from our Brazilian operations have declined by 80% from 2001 to 2002.

Over recent periods, most of our major customers have reduced their purchases of our products and have expressed uncertainty as to their future requirements. As a result, our sales have declined and it is difficult to predict future sales accurately. The conditions that continue to contribute to this situation include:

      o     the continuing downturn in the telecommunications industry;

      o uncertainty regarding the capital spending plans of the major telecommunications carriers, upon which our customers and we depend for sales;

      o the telecommunications carriers current limited access to the capital required for expansion and the current light demand for that expansion; and

      o     general market and economy uncertainty.

Our backlog consists of purchase contracts and orders. Several of the contracts contain "take or pay" provisions and provide for periodic price reviews. While a "take or pay" provision contractually obligates a customer to pay under the contract whether or not the customer accepts shipment, we have elected to work with our customers, on a case by case basis, given market conditions in the industry, rather than take legal action. Unfortunately, the Company has seen some customers go out of business or file for protection as a result of the industry downturn, and this potential currently limits the effectiveness of the "take or pay" provisions in some contracts.

For 2002 and 2001, only one customer exceeded the 10% level of overall sales. Optical Cable Corporation represented 18% of sales in 2002 and Cabelte Cabos Electricos S/A represented 19% of the Company's sales in 2001 and 11% in 2000. In 2000, Furukawa Industrial S/A Produtos Eletricos was the only other company that exceeded the 10% level with sales to them representing 11% of total sales.

      13) IF THE FINANCIAL CONDITION OF OUR CUSTOMERS DECLINES, OUR CREDIT RISKS COULD INCREASE.

In 2002, some of our customers experienced financial difficulties and a few filed with the courts seeking protection under reorganization or bankruptcy laws in several countries. This included Cabelte, who had been the Company's largest customer in 2001. While we experienced only minor losses as a result of the inability to collect accounts receivable from these customers, we have lost the value of continued business from these customers unless and until such time as they successfully reorganize. If other customers were to experience these same difficulties or file for protection with the courts, the Company could experience reduced revenues and cash flows and additional losses. The Company believes that it is adequately reserved against its accounts receivable based on current knowledge of its customers financial condition and prospects, but cannot be sure that it will not experience future losses in excess of those reserves.


      14) OUR DEPENDENCE ON THIRD-PARTY SUPPLIERS COULD RESULT IN OUR INABILITY TO OBTAIN IN A TIMELY MANNER THE NECESSARY MATERIALS FOR OUR BUSINESS.

Our dependence on third party suppliers, particularly Heraeus Quarz Glas GmbH & Co. K.G., subjects us to the risk that we may not be able to timely and efficiently obtain material essential to our business. We rely on outside parties for the manufacture of our raw materials, including our principal raw material, glass tubing. Accordingly, we are dependent on the capabilities of these outside parties for the successful manufacture of their products. Currently, we purchase over 95% of our required glass tubing from Heraeus. Early in 2001, we entered into a five-year supply contract with Heraeus. Under the contract, the supply of glass was scheduled to increase by over 50% in 2002, in-line with the anticipated customer needs at the time the contract was signed. The Company did not require this quantity of glass due to the market downturn and has been working with Heraeus to adjust contracted volumes and compensate them for the lower demand requirements. To further complement our glass needs and reduce our cost structure, our POVD patent was approved for using plasma in the manufacture of high-purity synthetic glass as additional cladding material.

Xtal FiberCore Brasil, S.A. also has a similar dependency on raw materials. Xtal had been highly dependent on Shin Etsu, a Japanese preform manufacturer who would be a significant competitor if and when we begin selling preform to third parties, for over 50% of its preform requirements when it was operating at full capacity. Xtal FiberCore Brasil, S.A. attempted to re-negotiate its existing contract with this preform manufacturer, given the weakness in the current market environment, but Shin Etsu declined to renegotiate. Currently, Xtal is involved in an arbitration proceeding in Japan with Shin Etsu, whereby Shin Etsu is alleging that Xtal breached a multi-year supply agreement by failing to take product as provided in the agreement. The amount of the alleged breach is $11,400,000 worth of preform that Shin Etsu claims the Company was obligated to purchase since September of 2001 through February of 2003. During the arbitration process, Shin Etsu had continued to ship product as required by Xtal during 2002. In addition, this supplier may not be able or willing to satisfy our future requirements at competitive prices and/or we may not be able to successfully re-negotiate our contract and/or reach an acceptable arbitration resolution. As a result, we are planning to increase our own preform production.

Although we believe that the possibility of securing alternative suppliers as well as our ability for glass manufacturing capability at our facilities in Germany and Brazil should limit the risk, we may have problems in obtaining glass tubing or other raw materials in the future. Our failure to obtain sufficient glass and other raw materials could have a material adverse effect on our business, results of operations, and financial condition.

      15) WE HAVE SUBSTANTIAL COMPETITION, AND SEVERAL OF OUR COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE HAVE, ENABLING THEM TO PROVIDE MORE COMPETITIVELY PRICED PRODUCTS; THIS COMPETITION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PERFORMANCE.

We are subject to intense competition, which could have a negative effect on our performance. The optical fiber business is highly competitive, and there are several competitors that have substantially greater resources than we do. These competitors are providing, or are capable of providing, competitively priced products that are similar to the products we produce. They may also introduce new products that could directly compete with our products in all markets. If these competitors were to aggressively target our market segments, we could be materially adversely affected.

The competition for our multimode fiber products is primarily composed of Corning, Inc., Alcatel, OFS/Furukawa and Draka (Plasma Optical Fiber). While we believe that there is limited competition in the sale of preforms to cable manufacturers who draw their own fiber, we anticipate that competition will grow. The largest preform competitor is Shin Etsu. Competition in the single-mode fiber optic market is significantly more extensive than either the preform or the multimode fiber markets. In that market, our primary competitors are Corning, Inc., OFS/Furukawa, Sumitomo, Samsung and Alcatel. However, we are not active in the U.S. single-mode market, which has experienced a significant downturn.

We must continue to invest in research and development, enhance our engineering, manufacturing and marketing capabilities, and continue to improve in customer service in order to maintain and improve our competitiveness. We must do this with less resources than most all of our competitors. While we continue to invest in each of these areas, we have also had to reduce our expenditures in these areas and may not be able to maintain or improve our competitive position.

Our fiber optic products also compete with other existing products, including products associated with copper wire and wireless communications. Over the past two decades, optical fiber has successfully competed with copper wire. Wireless communications depend heavily on a fiber optic backbone. Any improvements in these competing products or the introduction of new competing technologies may have a material adverse effect on our marketability and profitability.

      16) THE OPTICAL FIBER INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND OUR FAILURE TO INTRODUCE NEW OR ENHANCED PRODUCTS ON A TIMELY BASIS COULD PREVENT OUR ABILITY TO REATTAIN PROFITABILITY.

The failure to introduce new or enhanced products on a timely and cost competitive basis could have a material adverse effect on our business, results of operations and financial condition. Rapid technological advances and evolving industry standards characterize optical fiber products. Any failure by us to anticipate or respond adequately to technological developments or end user requirements could damage our competitive position in the marketplace and reduce our revenues and/or profits. Our ability to attain and maintain profitably depends, in large part, upon our timely access to, or development of, technological advances and the ability to use those advances to improve existing products, develop new products and manufacture those products efficiently. We may not be successful in these endeavors. Failure to adjust to technological developments could have a material adverse effect on our business, results of operations, and financial condition.

      17) CURRENT OR FUTURE LITIGATION MAY HARM OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in two pending lawsuits and one pending arbitration proceeding. As described in Legal Proceedings in our reports filed with the SEC, our attempts at negotiations with Shin Etsu to resolve their claims have been rejected and we are currently proceeding through the arbitration process. We expect a ruling from the Arbitration Panel during Q2 2003. An adverse ruling could have a significant negative impact on our results and could force the Company to file for protection with the courts, depending on the size of any potential award to Shin Etsu. A negative ruling in the Fitel suit could also have an adverse impact on operations, both financially and potentially on our manufacturing operations, if it was found that the Company is in violation of valid patents in its production process. Again, an adverse ruling against the Company could have a negative impact on our results and could force the Company to file for protection with the courts, depending on the size of any potential award to Fitel.

      18)   WE MAY NOT HAVE ADEQUATE INSURANCE COVERAGE FOR CLAIMS AGAINST US.

We face the risk of loss resulting from, and adverse publicity associated with, product liability, securities, fiduciary liability, intellectual property, contractual, warranty, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs have increased substantially and may increase further. We may not be able to get adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policy limits could require us to pay substantial sums. In addition, we may not be able to insure against certain risks or obtain some types of insurance, such as terrorism insurance.

      19) WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF WHOM COULD AFFECT THE SUCCESS OF OUR BUSINESS.

The loss of any of our key executives could have a material adverse effect on our business. We do not have employment agreements with any of our executive officers or key person life insurance on any officers or directors.

Our success depends, to a significant extent, upon the performance of our key executive officers and key technical employees. Our future success will also depend in large part upon our ability to attract and retain additional highly skilled managerial, technical and marketing personnel. In addition, we are a relatively small company and our recruitment efforts must compete with those of larger and better-known competitors in our industry. We may not be successful in attracting and retaining the necessary highly skilled personnel.

      20) WE ARE CONTROLLED BY A FEW INDIVIDUALS WHO COULD CONTROL OR STRONGLY AFFECT THE VOTES OF SHAREHOLDERS FOR OUR DIRECTORS.

Several persons each own, on a fully diluted basis, over 5% of our common stock and could influence the Company's decisions. Dr. Mohd Aslami, our President and Chief Executive Officer, beneficially owns 9.4%, Charles De Luca, our Secretary, beneficially owns 7.12%, and Tyco International Ltd., through its wholly owned subsidiaries Tyco Electronics Corporation and Tyco Sigma Ltd. owns 14.84%. These persons and Tyco International Ltd., acting alone or together, could control or strongly affect the votes of shareholders for directors of FiberCore. Although Tyco Electronics Corporation had entered into an agreement restricting itself from exercising control over the election of directors, and us generally, until May 2002, the agreement has now expired and Tyco's ability to singly or jointly become more involved in our corporate governance is unrestricted. In addition, we are currently in default on our credit facility with Fleet National Bank due to cross default provisions, and Fleet could potentially foreclose on the majority of our equity interest in our subsidiaries and substantially all of our other assets (See Risk Factor 3 - "Change in Control")

In addition, Tyco International Group S.A. or TIGSA, an affiliate of Tyco International Ltd., could gain control of our board of directors. TIGSA guaranteed our obligations to Fleet National Bank under a $10,000,000 credit facility between Fleet and us, dated as of December 20, 2000. Pursuant to the Guarantor Indemnification Agreement between TIGSA, Dr. Mohd Aslami, Charles De Luca, Steven Phillips (each a member of our board of directors), and us, dated as of December 26, 2000, we issued one share of Series A Preferred Stock to TIGSA. The certificate of designations governing the Series A Preferred Stock enables TIGSA to effectively take control of our board of directors if there is an event of default under the Guarantor Indemnification Agreement. Events of default include our failure to timely pay TIGSA guarantee fees; our failure to timely repay TIGSA if TIGSA is required to perform under its guaranty of our obligations to Fleet; our failure to comply with specific covenants; the sale by any of Dr. Mohd Aslami, Charles De Luca or Steven Phillips during any 12 month period after December 26, 2001 (until termination of the Guarantor Indemnification Agreement) of more than 10% of the total number of shares each owned or had the option to obtain during the 12 month period; our admission that we or any of our subsidiaries cannot pay our debts as they become due; our making an assignment for the benefit of any of our creditors; the commencement of bankruptcy proceedings against us or our subsidiaries or the appointment of a receiver or trustee over a substantial part of our or any of our subsidiaries' assets, which have not been discharged within 60 days; or the acceleration of our indebtedness or the indebtedness of any of our subsidiaries for borrowed money in an outstanding principal amount of $2,500,000.

Pursuant to the our credit facility with Fleet National Bank, Fleet has the right to attach a lien on 65% of the equity in the our subsidiaries and substantially all of the our other assets, including intellectual property, and to increase the interest rate on our obligations to Fleet by 1%, if the credit rating of TIGSA, falls below certain levels. Downgrades of Tyco's credit rating in 2002 triggered Fleet's ability to attach the lien and increase the interest rate. Fleet has exercised both such rights. If we were to default under the credit facility in the manner that gave Fleet the right to foreclose on collateral, Fleet could effectively control the operating subsidiaries of the Company and therefore the majority of our business.

      21) OUR PATENTS AND PROPRIETARY RIGHTS COULD BE CHALLENGED, AND OUR FAILURE TO PROTECT THEM COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY WITH OUR COMPETITORS.

If we fail to adequately protect our intellectual property, we could experience a material adverse effect on our business, results of operations, and financial condition. The steps taken by us to protect our intellectual property may not be adequate to prevent misappropriation of our intellectual property and others may develop competitive technologies or products. Furthermore, other companies may independently develop products that are similar or superior to our products or technologies, duplicate any of our technologies, or design around the patents issued us. In addition, the validity and enforceability of a patent can be challenged after its issuance. While we do not believe that our patents infringe upon the patents or other proprietary rights of any other party, other parties may claim that our patents and manufacturing processes infringe upon their patents or other proprietary rights. We may not be successful in defending against any claims of infringement. Moreover, the expense of defending against those claims could be substantial.

      22) WE ARE SUBJECT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, INCLUDING POLITICAL AND ECONOMIC CHANGES IN THE COUNTRIES WE OPERATE IN, WHICH COULD AFFECT OUR PROFITABILITY.

We have a large portion of our customers and most of our operations, including sales and manufacturing, are located outside the United States. As a result, we face a number of risks, including:

      o     political and economic instability in foreign markets;

      o     tariffs and other trade barriers;

      o     difficulty of managing operations across international borders;

      o     changes in regulatory and tax requirements; and

      o     fluctuations in foreign currencies.

Economic, financial, and political changes could affect the conduct of our business internationally, particularly at our German, Brazilian, and planned South African facilities, thereby affecting the profitability of our business. For example, we could be subject to unexpected changes in legislative or regulatory requirements and fluctuations in the United States dollar, the Brazilian real, the euro and other currencies in which we do business including the South African Rand. While the Company has engaged in foreign currency hedging transactions in the past, the Company is currently limited in its ability to hedge its exposure due to credit limitations. The business and operations of FiberCore Jena AG, Xtal FiberCore Brasil, S.A., currently, and, in the future, FiberCore Africa are subject to the changing economic and political conditions prevailing from time to time in Germany, Brazil, and South Africa respectively. There is also the threat of regional conflict. For example, Middle East Fiber Cable Company, 7% of which is owned by us, is headquartered in Saudi Arabia and could be affected by local instability. (See comments under "INTERNATIONAL OPERATIONS" on page 14.)

      23) WE HAVE NOT PAID DIVIDENDS AND DO NOT PLAN TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We intend to use any future earnings to finance the growth and development of our business. Furthermore, our current financing agreements prohibit our paying dividends.

      24) WE HAVE GUARANTEED THE DEBTS OF OTHER COMPANIES AND WE COULD BE LIABLE FOR DEBTS OVER WHICH WE HAVE NO CONTROL.

We could be liable for debts owed by third parties over whom we have no control. Automated Light Technologies, Inc. is the primary guarantor of approximately $188,000 in loan obligations of Allied Controls, Inc., a former subsidiary of Automated Light Technologies, Inc., to the Department of Economic Development for the State of Connecticut. The loan, which is due in 2006, provides for monthly principal payments of $3,500 and interest at 1% per annum. As of the date of this prospectus, Allied Controls, Inc. is current in its payments to the Department of Economic Development.

In addition, FCI is a co-guarantor with other joint venture partners for credit facilities provided by banks to Middle East Fiber Cables Co., a Saudi Arabian joint venture. The assets of the joint ventures collateralize the credit facilities. As of April 1, 2003, we were contingently liable with respect to these loans in the amount of approximately $144,000.

      25) OUR COMMON STOCK PRICE IS VOLATILE AND IT IS POSSIBLE THAT THE PRICE OF OUR COMMON STOCK WILL DECLINE IN THE FUTURE.

The market for our common stock has been subject to wide fluctuations and it is possible that the price of our common stock will decline in the future. We believe these fluctuations are in response to variations in our anticipated or actual results of operations, speculation and market conditions which may be unrelated to our operating performance.

The following table reflects the high and low prices for our common stock for the last three years:

         PERIOD                       HIGH                  LOW
         2002
         ----
           4th    quarter             $0.48                $0.17
           3rd    quarter             $0.29                $0.10
           2nd    quarter             $1.64                $0.20
           1st    quarter             $2.98                $1.41

         2001
         ----
           4th    quarter             $3.14                $2.06
           3rd    quarter             $6.35                $2.25
           2nd    quarter             $7.09                $3.75
           1st    quarter             $8.63                $3.56

         2000
         ----
           4th    quarter             $7.16                $2.19
           3rd    quarter             $9.31                $4.41
           2nd    quarter             $7.00                $2.81
           1st    quarter            $11.00                $1.72

      26) WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS WORLDWIDE AND FAILURE TO COMPLY WITH THESE REGULATIONS MAY RESULT IN FINES AND THE SUSPENSION OF OUR OPERATIONS.

Our company is subject to environmental protection laws in Jena, Germany and Campinas, Brazil concerning the use, storage, and disposal of any toxic and hazardous materials. Any failure to comply with these regulations may result in the issuance of fines and the suspension of operations. Neither FiberCore Jena GmbH nor Xtal FiberCore Brasil, S.A. has been cited in the past for any environmental violations. Algar, S. A. has agreed to remedy any existing violations associated with Xtal Fibras Opticas, S.A. at the time of our acquisition of Xtal FiberCore Brasil, S.A. and to indemnify us for any losses caused by any existing violation until it is remedied. This indemnification is subject to the risk that Algar may fail to perform due to illiquidity or other reasons. Algar's indemnification is secured by their 10% shareholder interest in Xtal Fibras Opticas, S.A. If we fail to meet environmental standards and comply with applicable law, we could experience a material adverse effect on our business, results of operations, or financial condition.

      27) WE ARE RESTRICTED FROM RELOCATING, SELLING OR LEASING TO OTHER ENTITIES OUR JENA MANUFACTURING OPERATIONS AND WE MUST MAINTAIN A MINIMUM LEVEL OF EMPLOYMENT OR WE MIGHT BE SUBJECT TO REPAYING GRANTS RECEIVED FROM THE GERMAN GOVERNMENT.

We are subject to certain operating restrictions and requirements at our facilities in Jena, Germany as a result of the financial grants provided to us by German governmental entities. If we relocate, sell or lease the Jena facility or equipment to others, or fail to maintain a minimum level of jobs of 157 employees after the current expansion is completed, we could be required to repay approximately12,300,000 Euro, the full amount of the grants received. We presently have 197 employees in Jena. A required prepayment of the grants could have a material adverse effect on our business, results of operations, or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

None.



             (The remainder of this page intentionally left blank.)

                                    PART II
                                    -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

In November of 2000, the Company's stock began trading on the NASDAQ small-cap market. The Company's stock previously traded on the Over the Counter (OTC) Bulletin Board. There were 293 holders of record and approximately 14,500 beneficial owners of Common Stock as of March 31, 2003. Set forth below for the periods indicated are the high and low prices for the Common Stock as reported on the Bulletin Board and Nasdaq small-cap. The Company's stock trades under the symbol FBCEE.

STOCK PRICE AND DIVIDEND POLICY

PERIOD                        HIGH         LOW
------                        ----         ---
2002
      4th quarter            $0.48        $0.17
      3rd quarter            $0.29        $0.10
      2nd quarter            $1.64        $0.20
      1st quarter            $2.98        $1.41
2001

      4th quarter            $3.14        $2.06
      3rd quarter            $6.35        $2.25
      2nd quarter            $7.09        $3.75
      1st quarter            $8.63        $3.56

The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition, contractual and legal restrictions and other relevant factors. Under the Fleet Loan Agreement, and related documents, the Company is prohibited from paying dividends as long as the loan remains outstanding. The Company does not expect to declare or pay any dividends in the foreseeable future. In addition, the ability of the Company to pay cash dividends in the future will be subject to its ability to meet certain other of its obligations. As discussed herein (See Risk Factor 2 - "Delisting"), the Company is at risk of being delisted from The Nasdaq SmallCap market. If such delisting occurs, no assurance can be given that a liquid trading market will be available to our shareholders. If delisted, the Company will endeavor to facilitate trading of its common stock on the OTC-Bulletin Board.

See Footnote 11 - Stockholders' Equity for a description of recent equity transactions.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data of the Company for each of the years 2002, 2001, 2000, 1999, and 1998 has been derived from the audited financial statements and notes thereto of the Company and its predecessors. The information set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                            YEARS ENDED DECEMBER 31,
                            ------------------------
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                               2002            2001         2000(1)           1999            1998
                                                               ----            ----         -------           ----            ----
Operating Data:
   Net Sales .........................................   $     25,557   $     52,362   $     36,919    $     12,126    $      8,201
   Costs and expenses:
   Cost of sales .....................................         25,791         36,084         25,118           9,820           6,534
   Selling, general, and administrative ..............         10,060          8,692          5,071           3,237           2,981
   Restructuring costs ...............................            103             --             --              --              --
   Write-off of goodwill .............................          7,313             --             --              --              --
   Write-off of patents ..............................          2,972             --             --              --              --
   Research and development ..........................          1,877          2,189          1,459             722             475
   Interest expense, net (2) .........................          4,844          2,028          5,832             952             746
   Other income (expense), net .......................         (4,534)           484            226            (336)            208
                                                         ------------   ------------   ------------    ------------    ------------
   Income (loss) before provision for income taxes
      and minority interest ..........................        (31,937)         3,853           (335)         (2,941)         (2,327)
   (Provision) benefit for income taxes ..............           (471)        (3,006)        (2,054)            937             (15)
                                                         ------------   ------------   ------------    ------------    ------------
   Income (loss) before minority interest ............        (32,408)           847         (2,389)         (2,004)         (2,342)
   Minority interest in (income)loss of consolidated
      subsidiary .....................................          1,331           (367)          (308)             --              --
                                                         ------------   ------------   ------------    ------------    ------------
   Net income (loss) .................................   $    (31,077)  $        480   $     (2,697)   $     (2,004)   $     (2,342)
                                                         ============   ============   ============    ============    ============
Income (loss) per share of common stock
Basic ................................................   $       (.48)          0.01   $      (0.05)   $      (0.05)   $      (0.07)
                                                         ============   ============   ============    ============    ============
Diluted ..............................................   $       (.48)  $       0.01   $      (0.05)   $      (0.05)   $      (0.07)
                                                         ============   ============   ============    ============    ============
Weighted average shares outstanding:
Basic ................................................     64,884,661     58,074,724     49,043,882      36,610,544      35,833,501
Diluted ..............................................     64,884,661     63,885,536     49,043,882      36,610,544      35,833,501
Balance Sheet Data:
   Working capital (deficiency) .....................    $    (27,352)  $     (1,319)  $      2,047    $      1,041    $      1,425
   Total assets .....................................          75,603         92,983         67,453          24,062          25,768
   Long-term obligations .............................         21,700         22,475          9,849           9,563          10,204
   Total liabilities .................................         71,126         49,491         28,551          14,085          14,864
   Minority interest .................................             15          5,117          4,750           3,263           3,263
   Accumulated deficit ...............................        (50,490)       (19,413)       (19,893)        (17,196)        (15,192)
   Stockholders' equity ..............................          4,462         38,375         34,152           6,714           7,641

(1) Includes results from the acquisition of Xtal as of June 1, 2000.

(2) Interest expense, net, includes $1,735 and $5,405 of non-cash, non-recurring interest expense on convertible debt for the years 2002 and 2000, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

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

The Company maintains its corporate headquarters in Charlton, Massachusetts, which is staffed primarily by executive, accounting and administrative personnel. The following discussion and analysis of the results of operations is based on the Company's audited financial statements for the years ended December 31, 2002 and 2001.

CRITICAL ACCOUNTING POLICIES

For a detailed discussion of the Company's accounting policies, refer to the Summary of Significant Accounting Policies on page 59 for a summary of significant accounting policies.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

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

Year ended December 31, 2002

The results for the twelve-month period ended December 31, 2002 include the operations of DCI FiberCore, Inc., which was merged into Automated Light Technologies ("ALT"), a wholly owned subsidiary of the Company on June 1, 2001 and FiberCore Africa (FC Africa), a 60% owned joint venture. Effective July 16, 2002, the name of DCI FiberCore, Inc. has been changed to FiberCore Systems, Inc. ("FCS"). FC Africa is in start-up mode and has primarily incurred administrative expenses during 2002.

Sales for the twelve-month period ended December 31, 2002 decreased by $26,805,000 or 51% compared to the same period in 2001. Sales continued to be negatively impacted by a 93% decline in shipments to customers in South America, which is primarily a single-mode market. Overall, single-mode sales were down by 87% in all regions, while multimode sales increased by approximately 32% for the year. The decline in 2002 was partially attributable to the loss of sales from Cabelte and the significant reduction in sales from several other South American customers. Sales to Cabelte for 2001 were $10,178,000. Their business in the products that use our fiber was negligible in 2002 and they have subsequently filed for "Concordata" (Brazilian insolvency/reorganization) in February 2003. We currently have no expectation that their purchases will resume. The Company has taken steps to try to offset this weakness by shifting sales to other markets, managing production levels to better match near-term demand levels, and shifting, to the extent possible, production to multimode from single-mode fiber, but we cannot assure the success of our efforts. Company-wide for 2002, the decrease in volume of shipments accounted for $20,144,000 of the decrease in sales of fiber, while the negative effects of pricing decreases accounted for $6,272,000 of the decrease in sales of fiber. The balance of the net decrease in sales is related to a $389,000 net decrease in the sale of other fiber products and sales of FCS, which was acquired June 1, 2001.

Gross profit was ($234,000) for 2002 or (.9%) of sales compared to $16,278,000 or 31.1% of sales in 2001. Cost of sales for 2002 includes write-downs of raw materials and finished goods, amounting to $3,388,000 and restructuring charges of $197,000. Exclusive of these write-downs, gross profit for 2002 would have been $3,352,000 or 13% of sales. The $16,512,000 decrease in gross profit from the comparable year is primarily attributable to significantly lower shipment volume of single-mode fiber, combined with lower pricing on both single-mode and multimode fiber. The Company expects pricing pressure to continue in the near-term. The Company has reduced costs at both of its fiber manufacturing facilities during 2002 in response to the lower demand levels, including a 62% reduction in staffing at the Xtal facility in Brazil and utilizing a reduced work week in some areas of both plants. The Company believes that margins will improve over the longer term as a result of higher production levels as volume increases and as a result of continued cost reduction efforts, process improvements and integration of technology between operations. Some variation can be expected from quarter to quarter as (i) incremental costs are incurred in connection with the installation and start-up of new equipment and new technologies, and (ii) pricing variation due to scheduled market-pricing adjustments made on a quarterly basis in accordance with the terms of new and existing contracts.

Selling, general and administrative costs ("SG&A") increased $1,368,000 or 16% for 2002 compared to the comparable period in 2001. SG&A costs from FC Africa, which was first included in consolidated operations in June 2002, accounted for $885,000, although $724,000 was contributed by joint venture partners. FCS, which was acquired June 1, 2001 accounted for an increase of $195,000 in SG&A expenses for 2002. During 2002, legal costs increased by $654,000 primarily as a result of the Fitel, Shinetsu and Techman legal matters. Other professional fees increased by $321,000 primarily as the result of a $200,000 settlement with Gruntal.

The Company has taken steps to significantly reduce ongoing SG&A costs during the second half of 2002 and these efforts are expected to continue into 2003. Excluding the FiberCore Africa costs and the increase in legal and professional fees described above, the Company reduced its on-going SG&A costs during the second half of 2002 as compared to the first half of the year by $3.9 million on an annualized basis, a reduction of 39%. The Company is continuing its efforts to reduce these costs even further.

Goodwill related to the acquisition of Xtal and FCS, amounting to $7,313,000 was written off in the fourth quarter. Patents related to ALT amounting to $2,972,000 were written off in the fourth quarter and restructuring charges related to Xtal amounting to $103,000 were recorded in the 2nd quarter. In addition, FCI incurred one-time costs in the fourth quarter of 2002 amounting to $430,000.

Research and development costs decreased $313,000 or 14% for 2002 compared to the prior year. The decrease was a result of lower expenditures at the Company's Brazilian subsidiary. The Company intends to continue its research and development to increase production efficiency, reduce manufacturing costs, and develop new products. The Company believes that this investment will result in increased profitability through increased production efficiency and improved manufacturing technologies.

Net interest expense increased by $2,902,000 or 128% compared to 2001. 2002 included $1,735,000 of non-cash interest expense in connection with the amortization of deferred financing costs, the deemed beneficial conversion feature and the fair value of warrants issued to a group of investors consisting of Riverview Group LLC, Laterman & Co. and Forevergreen Partners, related to $5,500,000 in 5% convertible subordinated debentures issued during 2002. $859,000 of the non-cash charge to interest expense, related to the fair value of the warrants issued and the beneficial conversion feature related to the debentures was offset by an increase to additional paid-in-capital. This had no effect on the net equity, cash flow, or operations of the Company. Exclusive of non-cash interest, net interest expense, increased by $1,081,000 or 53%. The increase in interest expense, exclusive of non-cash interest is attributable to expansion activities at FCJ, increased debt related to operations at Xtal and interest related to the $5,500,000 in 5% convertible debentures. Borrowings during 2002 of $25,153,000 were primarily related to the expansion of manufacturing facilities in Germany and general working capital uses at all locations.

Net foreign exchange losses were $4,322,000 for 2002 compared to gains of $381,000 for 2001. The net losses in 2002 are due principally to the significant decline in the value of the Brazilian Real versus the U.S. Dollar, the Japanese Yen and the European Euro on raw material purchases offset by the strengthening of the Euro versus the U.S. Dollar on the deposit with Sparkasse Jena. Approximately $8.7 million of loans at Xtal, which were previously denominated in foreign currency have been re-financed and denominated in Reais. This change will have the effect of decreasing foreign exchange losses at Xtal in times of weakness in the Real to the US Dollar. This effect will be offset in part due to higher interest rates charged in Brazil for loans denominated in Reais.

Income taxes related to the Company's foreign subsidiaries were $471,000 for 2002 compared to $3,006,000 and $2,697 for 2001 and 2000, respectively. The provision for 2002 is primarily related to taxes in Germany and Brazil on other income, such as foreign exchange gains and interest income.

Year Ended December 31, 2001

The results for the twelve-month period include the operations of DCI, which was acquired on June 1, 2001 and merged into ALT as of the date of the acquisition, and the results of Xtal, which was acquired June 1, 2000. The results for 2001 include a full year of operations for Xtal as compared to seven month's operations in 2000. Sales for the twelve-month period ended December, 31, 2001 increased by $15,443,000 or 42% compared to the comparable period in 2000. The increase includes twelve month's sales for Xtal of $32,392,000 for 2001, compared to sales for the full year of 2000 of $33,433,000, only $21,916,000 of which was included in operations of the Company since the acquisition date of June 1, 2000. The decrease in sales for Xtal as compared to the full year of 2000 was attributable to the dramatic decline in the South American fiber market as well as the worldwide market for single-mode fiber and deterioration of pricing during the last half of 2001. This included the loss of sales to a major customer in the second half of the year who was in breach of contract during that period, after buying fiber at significantly higher levels than 2000 during the first half of the year. Sales for Xtal decreased in the final seven-month period in 2001 as compared to the same period in 2000 by $8,737,000 or 40%.

The South American customer referenced above has paid all of the accounts receivable owed to the Company, approximately $3,200,000, which was part of the breach of contract. Shipments have not yet resumed to this customer. Xtal and the customer are operating under an existing contract, and the Company expected to be the primary supplier of optical fiber to this customer over the next several years. Notwithstanding that no shipments were made to this customer after July of 2001, total sales to them increased by over $4,000,000 from 2000 to 2001. Overall, the softening in the South American market, including the situation with the customer described above, and the associated reduction in pricing brought about by the overall softening in the worldwide single-mode fiber market, resulted in a reduction in sales of approximately $13,000,000 from the first half of 2001 to the second half of the year. As a result of the lower demand, the Company began operating its Xtal facility at reduced production levels in September 2001.

Sales from the Company's German subsidiary, FCJ increased by $3,783,000 or 25% for the year ended December 31, 2001. The revenue increases were primarily due to higher shipment volume to new and continuing customers. The majority of FCJ's shipments are multimode fiber and that market was not as adversely affected either in demand or pricing as the single-mode market. Company-wide, the volume increase in fiber shipments during 2001 represented an increase in sales of $15,800,000 while the net effect of pricing changes decreased revenues by $1,600,000 million as compared to 2000. However, pricing was higher during the first half of the year and then decreased significantly during the second half of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

General
-------

As of the date of this Annual Report, the Company is currently in default under loan agreements with the Holders of its Convertible Debentures and with Algar. These default conditions cause a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. In the event of a default of the Fleet Credit Facility, Fleet could exercise the provisions of a guarantee given by Tyco International Group S.A. to be paid in full by Tyco and Tyco would then assume Fleet's position as a creditor of the Company. In this case, Tyco would also have the right to assume control of the Company's Board of Directors. Also, as shown in the financial statements, the Company's current liabilities exceeded its current assets by $27,352,000 at December 31, 2002, including $9,250,000 of long-term debt that has been classified as current as a result of being in default. The Company must raise approximately $5 million in additional financing soon and/or restructure some of its obligations to address its liquidity crisis. The Company is also attempting to renegotiate the terms on approximately $18 million in short-term debt and notes payable, including the $9.25 million discussed above, and an additional $3 - $5 million is planned to be shifted to long-term debt based on financing activities associated with the Phase 2 expansion of our German operation. These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. (See Risk Factors 1 - "Going Concern", 2 - "Delisting", 3 - Change in Control" and 4 - "Liquidity")

The downturn in the economy and the telecommunications industry in particular as a result of cutbacks in capital spending, coupled with an overcapacity of installed fiber, affected global demand for single-mode fiber primarily in North America, South America and Europe starting in July, 2001. During 2002, volume and pricing continued to deteriorate through the end of the year. At this point there have been signs that pricing has stabilized but demand has not as yet shown any recovery.

Multimode fiber was not affected as dramatically as single-mode fiber as a result of the economic downturn. For the year 2002, multimode fiber sales volume was up by approximately 45%, while pricing declined by 9%. Overall multimode revenues were up by 31%.

While we anticipate improvement in product demand and pricing over the course of the next year, these trends in both demand and pricing for fiber, while part of a periodic cycle in the industry, cannot be assured of reversing themselves in any certain time frame. In fact, prior industry predictions of recovery have not been accurate and therefore the timing of the recovery cannot be forecast with a high degree of reliability. If these factors do not improve, the Company will continue to be adversely affected which could result in continuing pressure on gross margins, further losses and negative cash flows from operations. This could impact on the Company's ability to meet its current obligations and to raise additional capital. The Company continues to focus on reducing product and SG&A costs to minimize the effect of the above trends while continuing to invest in development efforts to further reduce production costs and position the Company for the expected rebound in the industry.

The Company currently has a backlog of approximately $41,000,000. Approximately $14,000,000 of this backlog is currently scheduled for delivery in 2003. This number may continue to change as a result of re-pricing mechanisms in the Company's contracts and potential reschedules due to changing business conditions. All backlog numbers are calculated based on pricing levels in effect as of the date indicated. The backlog does not include any orders taken or anticipated in 2003. The decrease in the order backlog reflects the weaker market for fiber since the middle of 2001, which has resulted in a shift to an essentially spot market for fiber, and the reduction of prices and the rescheduling of existing contracts from many of the Company's customers. It also reflects the removal from our backlog of Cabelte, which filed for "Concordata" (Brazilian reorganization/insolvency filing), and other South American customers where there is great uncertainty on when they will resume production.

In response to customer demand for the Company's fiber, the Company implemented a capacity expansion program in 2000. The new facility in Maua, Germany (4 km from the original Jena operation) completed construction and was officially opened February 14, 2002. This new facility offers improved manufacturing efficiency, thereby increasing the Company's competitiveness in the marketplace, and more than doubles the capacity of the original FCJ plant. The Company began the second phase of the project to complete furnishing the new facility with additional equipment to further increase capacity, but placed this activity on hold due to market conditions.

The Company's Brazilian subsidiary, Xtal, has a current capacity of over 1,000,000 kms of single-mode fiber per year. The integration of FiberCore and Xtal technologies increased Xtal's capacity from the 500,000 km per year level that existed prior to its acquisition by FiberCore. The Company had initiated expansion efforts in 2000, but stopped these activities in mid-2001 when the market downturn began in South America. The plant has available excess building space as well as land for new construction, which will allow the Company to add processing equipment that can more than double the existing capacity if and when demand requires it. In the longer term, the Company anticipates opening new facilities in South Africa and Asia, if and when market conditions improve.

FiberCore Systems, Inc. is currently a small portion of the Company's revenue stream with $1,690,000 in revenue in 2002. The Company expects that this entity will be a rapidly growing portion of its business in the coming years as it will focus on the FTTH (Fiber to the Home) and FTTD (Fiber to the Desk) markets that are expected to grow rapidly in that time period, however there is some uncertainty about the timing of this growth. The combination of FCS' capabilities in designing, installing and maintaining telecommunications networks with the equipment capabilities of ALT should improve the sales potential of both parts of FCS.

In December 2000, the Company closed on a $10,000,000, five (5) year revolving credit loan agreement with Fleet National Bank, but the maximum principal amount of the loan decreases by $750,000 on December 26, 2001 and each subsequent year. Loan payments, in the amount of $750,000, may be made by way of a reduction in the amount available under the credit facility. As of December 31, 2002 the Company had outstanding borrowings of $8,500,000. Currently, there is no availability under this facility. The Company is currently in a state of default with the holders of the Convertible Subordinated Debentures. This causes a cross-default on the Fleet credit facility of $8,500,000 and Fleet could accelerate the maturity date of their respective loans and the entire balance could become immediately due. In the event of a default of the Credit Facility, Fleet could exercise the provisions of a guarantee given by

Tyco International Group S.A. to be paid in full by Tyco and Tyco would then assume Fleet's position as a creditor of the Company. In this case, Tyco would also have the right to assume control of the Company's Board of Directors.

The following changes in balance sheet amounts are net of the effect of the change in the currency exchange rates from December 31, 2001 to December 31, 2002.

Year Ended December 31, 2002

The Company had available cash of $1,392,000 as of December 31, 2002 and had $32,672,000 in notes payable and current installments on long-term debt. In addition, there is a working capital deficit of $27,352,000. During 2002, the Company took a number of actions to address the cash flow situation. During the fourth quarter, the Company completed negotiations with a group of banks in Brazil to re-finance $8.9 million of partially secured short-term notes payable. Approximately $8.9 million of the loans were converted to long-term debt with payments beginning one year from the date of the agreements, with scheduled repayment over the succeeding three years, and the $8.1 million was re-classified to long-term debt on the Balance Sheet as of September 30, 2002. As of December 31, 2002, $3.2 million of this amount remains in long-term debt. The Company has short-term notes of approximately $8.9 million in Germany, primarily associated with the expansion projects. Approximately $3.5 million was paid with grant funds from the German government in February 2003. Those grants are associated with the first phase of the expansion. Under the terms of financing agreements completed during 2002, FCJ became eligible to receive approximately $8 million in government grants and approximately $7 million in long-term bank loans and equipment leases against funds already expended by the Company. Approximately $4.8 million is expected to remain in short-term debt under working capital lines with several German banks after grants and long-term loans and leases are finalized.

The Company has approximately $2.5 million of principal outstanding against the Convertible Subordinated Debentures issued in January and June of 2002 ("the Debentures"). During the first nine months of 2002, the Company has paid $1.5 million in cash payments and reduced the outstanding balance since the start of the third quarter by $1.53 million through the issuance of common stock, and has the option, under certain circumstances, of continuing to issue shares in payment of the Debentures if the shares have been previously registered pursuant to an effective registration statement. The Company is currently unable to pay in registered shares because it does not have an effective registration statement registering sufficient shares for such purpose. The Company has not had sufficient funds to make redemptions of the Debentures since September of 2002 and had received a waiver with respect to such redemptions required through December 1, 2002. Such waiver, however, was conditioned on the Company reaching an agreement with the holders of the Debentures on or prior to December 2, 2002 with respect to re-scheduling redemption payments and collateralizing the Company's obligations. The Company has been engaged in discussions with the holders of the Debentures to reach a revised agreement. However, the Company and the holders of the Debentures have not reached a final agreement and therefore the Company is currently in a state of default with the holders of the Debentures. This causes a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. If an event of default on the Debentures continues, the holders have the right to accelerate the maturity date and the entire balance of $2,467,000 could become immediately due.

Finally, $1.25 million due to Algar associated with the purchase of Xtal was not paid on the due date of December 20, 2002. The Company has held discussions with Algar to defer or otherwise adjust this requirement and these discussions are continuing. However, the Company and Algar have not reached a final agreement and therefore the Company is currently in a state of default with Algar under the terms of a Loan Agreement. This causes a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. In the event of a default of the Credit Facility, Fleet could exercise the provisions of a guarantee given by Tyco International Group S.A. to be paid in full by Tyco and Tyco would then assume Fleet's position as a creditor of the Company. In this case, Tyco would also have the right to assume control of the Company's Board of Directors The result of these current events of default with the Debenture holders and with Algar has caused the Company to reclassify $7,750,000 of the Fleet Credit Facility and a $1,500,000 loan from Tyco International Finance Alpha GmbH from long-term to short-term debt.

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

The Company took aggressive steps during 2002 to move toward a breakeven to positive cash flow from operations during the second half of 2002. These steps included implementing reductions in production costs from operational improvements, a significant reduction in SG&A expenses and reductions in both inventories and receivables. This was due in part, during the fourth quarter to the receipt of $3 million in refunded deposits from suppliers at FCJ related to phase II expansion and the receipt of recoverable taxes.

The Company had negative cash flow from operations of $350,000 and $3,976,000 for 2002 and 2001, respectively. However, the Company did achieve a positive cash flow from operations of $2,730,000 and $2,227,000 during the third and fourth quarters, respectively primarily as a result of implementing the cost reduction activities discussed elsewhere in this report and due to a reduction in accounts receivable and other receivables of $4.6 million during the fourth quarter. The negative cash flow resulted from a loss for the period of $31,077,000 plus depreciation and amortization of $2,914,000, write-off of goodwill of $7,313,000, write-off of patents of $2,972,000, non-cash interest of $1,735,000, write-down of inventory amounting to $3,388,000, decrease in minority interest of $1,834,000 and foreign exchange losses and other non-cash charges of $6,330,000. The changes in current assets and current liabilities produced a net source of cash of $7,909,000. Accounts receivable decreased by $5,885,000 as compared to an increase of $905,000 for 2001. Other receivables decreased by $2,225,000 resulting from collection of short-term deposits at FCJ, which were paid to vendors in the amount of $2,152,000, in connection with the expansion. Xtal has negotiated with the Brazilian Government a plan to allow Xtal to negotiate with vendors to offset VAT taxes receivable from the Brazilian Government and offset them against vendor accounts payable. It is expected that approximately $643,000 will be offset in the second quarter of 2003. The number of days sales outstanding in accounts receivable decreased from 64 days at December 31, 2001 to 50 at December 31, 2002. We do not anticipate that the number of days sales in accounts receivable will climb back to the level experienced at December 31, 2001. Inventory increased by $1,533,000 as compared to an increase of $2,494,000 for 2001. The increase of $1,533,000 is before the effect of the inventory write-downs for the year of $3,388,000. Net of write-downs, inventory decreased by $1,855,000.

Inventory turnover has decreased from approximately 5 times at December 31, 2001 to approximately 4 times as of December 31, 2002 as a result of the lower sales volume.

The telecommunications industry, and specifically the fiber optic segment, has been experiencing a historic downturn in business for the past 18 to 24 months. While industry reports suggest that the industry may be at or near bottom, we are currently unable to predict the timing and/or the magnitude of a recovery. If conditions do not improve and/or we are unable to reduce product costs, the Company will continue to be adversely affected, which could result in continuing pressure on gross margins, further losses, and continued negative cash flows from operations. This could have an impact on the Company's ability to meet its current obligations and to raise additional financing.

Approximately $14,000,000 of the backlog is currently scheduled for delivery in the next 12 months. We anticipate further schedule changes are possible, but expect that additional orders could offset those changes. We have taken steps to reduce product and SG&A costs, including the restructuring at the Xtal facility, to minimize the effect of the market conditions. Moreover, the Company estimates that due to continuing improvements during the year in operating cash flow, the slowing and/or postponing of expansion activities, the rescheduling of notes payable as discussed above and the finalization of grants and loans associated with the expansion in Germany, the Company will improve its liquidity position to meet ongoing cash flow needs. However, as a result of delays and some cancellations in the financing of our German expansion activities, and continued price erosion for the Company's products, the Company will face a cash shortfall in the near term unless additional financing can be arranged.

In the current environment in the telecommunications industry, the financial markets, and at the current prices of the Company's common stock, raising additional equity financing is difficult and would be significantly dilutive to existing shareholders. Negotiations are ongoing at this time with several parties with regard to debt and / or equity capital. We cannot predict with certainty at this time that we will be successful in raising additional capital.

The Company invested $24,195,000 in new equipment and facilities at FCJ and Xtal during 2002, with almost all of the investment located at FCJ. Grants received by FCJ related to the expansion in Germany amounted to $3,640,000 for 2002. Grant funds reduce the cost basis of the assets acquired. Most of the expenditures in Germany for 2002 were under purchase orders placed in 2001. The second phase financing discussed above, including grants funds, is being utilized to fund a significant portion of this investment.

The Company received proceeds from short-term notes payable of $20,885,000 during 2002 as follows:

      i) $12,728,000 was received from German banks related to the expansion and general working capital purposes at FCJ in 2002. Approximately $3.5 million of these notes were repaid from the receipt of government grants associated with phase one of the FCJ expansion during the first quarter of 2003, and the balance will be (1) converted to long-term debt (under the agreements signed during the third quarter), (2) converted into equipment leases, (3) repaid from new grant funds associated with the phase two expansion and (4) up to $4.8 million may remain as a part of working capital lines of credit established with several German banks.

      ii) $2,490,000 was received by Xtal from Brazilian banks for working capital purposes.

      iii) $135,000 was received from an officer and a director of the Company for general working capital purposes. It is currently expected these funds will be re-paid in 2003.

      iv) The Company received proceeds of $5,500,000 from an investor group in consideration of 5% convertible subordinated debentures. The proceeds have been used to support the Company's capital expenditure program, including the capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa and other corporate purposes. Repayment of the $5,500,000 was scheduled at a rate of $500,000 per month, commencing April 1, 2002. $1,500,000 was repaid in cash through the second quarter of 2002. For the months of July, August and September of 2002, a total of $1,533,330 in principal was paid to the debenture holders utilizing common stock of the Company. In addition, $112,426 in accrued interest was paid in stock. The total number of shares issued for the principal and interest payments during the third quarter amounted to 7,293,682 shares, including 1,648,913 shares of restricted stock, at an average price per share of $.22564 per share. Warrants were issued in connection with the 5% convertible subordinated debentures. The fair market value of the warrants was recorded as a debt discount on the accompanying consolidated balance sheet. The Company has the option, under certain circumstances, of continuing to issue shares in payment of the Debentures if the shares have been previously registered pursuant to an effective registration statement. The Company is currently unable to pay in registered shares because it does not have an effective registration statement registering sufficient shares for such purpose. The Company has not had sufficient excess funds available to make any payments subsequent to the September 2002 payment, and had received a waiver with respect to such redemptions required through December 1, 2002. Such waiver, however, was conditioned on the Company reaching an agreement with the holders of the Debentures on or prior to December 2, 2002 with respect to re-scheduling redemption payments and collateralizing the Company's obligations. The Company has been engaged in discussions with the holders of the Debentures to reach a revised agreement. However, the Company and the holders of the Debentures have not reached a final agreement and therefore the Company is currently in a state of default with the holders of the Debentures. This causes a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date and the entire balances could become immediately due. If an event of default on the Debentures continues, the holders have the right to accelerate the maturity date and the entire balance of $2,467,000 could become immediately due.

      v)    The Company received proceeds of $23,000 from A&R Process Projects
            (Pty) Ltd. in South Africa. The note is payable with interest at 16% and will be repaid in four installments during the first six months of 2003.

The Company received proceeds of $4,268,000 of long-term debt during 2002 as follows:

      i) $1,500,000 was received from Tyco International Finance Alpha GmbH for general working capital purposes. (This has since been reclassified to current portion of long-term debt).

      ii) $2,496,000 was received by FCJ as funding for the Phase II expansion project.

      iii)  $155,000 was received by Xtal for general working capital purposes.

      iv) FC Africa assumed $117,000 in convertible debentures related to the joint venture in South Africa. 50% of the loan was repaid during the first quarter of 2003 and the balance will be repaid in April 2003.

Lien Attachment
---------------

Pursuant to the Loan Agreement between Fleet National Bank ("Fleet") and the Company, dated as of December 20, 2000 (the "Loan Agreement"), Fleet has the right to attach a lien on 65% of the equity in the Company's subsidiaries and substantially all of the Company's other assets, and to increase the interest rate on the Company's obligations to Fleet by 1%, if the credit rating of Tyco International Group S.A. ("Tyco"), the guarantor of such obligations, falls below certain levels. The Company is in compliance with its obligations under the Loan Agreement, which does not contain any financial covenants, excluding the cross-default provisions described above. Downgrades of Tyco's credit in June 2002 triggered Fleet's ability to attach the lien and increase the interest rate. On June 28, 2002, Fleet Bank exercised its right to attach the liens and also increased the interest rate on the loan, effective on the date of the downgrade of Tyco's credit rating.

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

During the third quarter, one of the Company's larger South American customers breached its contract with Xtal. This breach consisted of missed payments of $3,200,000 for accounts receivable and the subsequent suspension of shipments starting in July. The cumulative effect of this breach, together with a lower demand from other customers, had a negative impact on cash flow during the quarter for Xtal. As a result of this situation, the Company had an increase in inventory levels at the end of the third quarter and therefore reduced production levels at the Brazilian facility during the third and fourth quarters. The Company also increased its short-term borrowings during the second half of the year to compensate for the reduced cash flow from operations during the period. The Company reached a resolution with this customer in October 2001. As of the end of January 2002, all of the outstanding receivables owed by the customer had been collected. The Company is currently negotiating with the customer with respect to shipments for 2002.

The Company invested $24,813,000 in new equipment and facilities for both major locations during 2001, with most of the investment occurring in Germany. A new manufacturing facility was constructed for FCJ as part of the expansion process there and the grand opening was held in February 2002. A building was acquired in Jena, Germany to house the 6 new machines that will be the initial operations of FiberCore Glas, using the Company's recently patented POVD process. Grant funds received related to the expansion in Germany amounted to $2,092,000. These funds reduce the cost basis of the assets acquired. Cash paid in connection with the DCI acquisition was $292,000, while cash acquired with the DCI acquisition was $27,000.

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

      o On August 20, 2001, the Company replaced its existing equity line of credit with Crescent International Ltd. ("Crescent"), which had an availability of $19,000,000 with a new equity line with Crescent providing for the same availability. The new agreement extends the period during which Crescent can be obligated to purchase the Company's common stock and contains several positive features, including a pricing mechanism more advantageous to the Company. The Company received net proceeds of $2,698,000 upon the sale of common stock to Crescent on August 22, 2001 pursuant to the new agreement, and net proceeds of $902,000 upon an additional sale on October 26, 2001. The proceeds from the foregoing sales to Crescent were used to fund capacity expansion and for other corporate purposes. During the fourth quarter of 2002, Crescent informed the Company that it had decided not to extend the existing equity agreement, which was scheduled to expire December 31, 2002, between Crescent and the Company, providing for the sale of common stock to Crescent. At that time, Crescent indicated that they had no current plans to sell any common stock in the Company held by Crescent.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of December 31, 2002, contractual cash obligations, commitments and contingencies of the Company were as follows:

                                                               Less than 1
(Dollars in thousands)                             Total          year         1-3 years      4-5 years     After 5 years
                                              -----------------------------------------------------------------------------
Notes payable and current portion of
long-term debt                                    $31,502        $31,502        $    --        $    --        $    --
Long-term debt                                     20,442             --         14,244          3,628          2,570
Capital lease obligations                           2,428          1,170          1,258             --             --
Operating leases                                   10,274          2,243          6,056          1,975             --
Unconditional purchase obligations*                 6,378          6,378             --             --             --
                                                  -------        -------        -------        -------        -------
Total contractual cash obligations                $71,024        $41,293        $21,558        $ 5,603        $ 2,570
                                                  =======        =======        =======        =======        =======

* Refers to raw material purchase requirements under take-or-pay agreements as part of our ordinary course of business.

GOODWILL

In July 2001, the FASB issued SFAS No. 141, Business Combinations, which established financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has adopted SFAS No. 141, and the adoption of SFAS No. 141 had no material impact on the financial reporting and related disclosures.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The Company has adopted SFAS No.142 beginning with the first quarter of fiscal 2002.

SFAS No.142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company completed its initial test of impairment, measured as of January 1, 2002 and concluded there was no impairment to goodwill as of the adoption date of SFAS No. 142. Management completed the annual impairment test in the fourth quarter of 2002 and recorded goodwill impairment charges of approximately $7.3 million. This represented a complete write-down of the goodwill associated with FiberCore's acquisition of Xtal in 2000 and DCI in 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material result on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company is in the process of determining the effect of the adoption of SFAS No. 146 on the Company's consolidated financial statements.

In December 2002, the FASB issue SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure and amendment to SFAS No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that statement. The Company has not adopted the fair value recognition principles for SFAS No. 123; therefore this statement has had no effect upon the Company's consolidated financial condition or results of operations. The Company had adopted the disclosure requirements under SFAS No. 148 as of December 31, 2002 and will provide additional quarterly disclosures required in 2003.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation requires certain guarantees to be recorded at fair values and also requires a guarantor to make new disclosures, even when the likelihood of making payment under the guarantee is remote. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interest in variable interest entities ("VIE"). Interpretation 46 is effective for new VIE's established subsequent to February 1, 2003 and must be adopted for existing VIE's by July 1, 2003. The Company does not invest in investment structures that require analysis under the Interpretation and the adoption of Interpretation 46 is not expected to have material impact on the Company's consolidated financial condition or results of operations.

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

FOREIGN CURRENCY RISK. FCJ may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the Euro. At December 31, 2002, FCJ did not have any outstanding forward exchange contracts. At December 31, 2002, the Company had a long-term loan denominated in DM totaling DM 7,700,000. The principal of the loan is due at maturity, September 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the interest cash flow requirements of the Company by approximately $24,000 for each of the years 2002 through 2005, and by approximately $19,000 in 2006.

Substantially all of the Company's sales are through FCJ, and Xtal, with a relatively small contribution from FCS. Additionally, at December 31, 2002, 65% and 19% of the Company's assets are at its German and Brazilian subsidiaries, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

INTEREST RATE RISK. At December 31, 2002, the Company had a long-term loan with an interest rate based on the prime rate or LIBOR. The Company selects either one, two or three-month LIBOR-based on prevailing market rates. A 10% change in the interest rates on this loan would have increased or decreased interest expense by approximately $42,000 for 2002.

             (The remainder of this page intentionally left blank.)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
Independent Auditors' Report................................................ 53
Consolidated Balance Sheets at December 31, 2002 and 2001................... 54
Consolidated Statements of Operations for the Years Ended December 31, 2002,
   2001, and 2000........................................................... 55
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
   December 31, 2002, 2001 and 2000......................................... 56
Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended December 31, 2002, 2001 and 2000................................... 57
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002,
   2001 and 2000............................................................ 58
Notes To Consolidated Financial Statements for the Years Ended December 31,
   2002, 2001 and 2000...................................................... 59

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
FiberCore, Inc.
Charlton, Massachusetts

We have audited the accompanying consolidated balance sheets of FiberCore, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberCore, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

The accompanying financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is experiencing difficulty in generating sufficient cash flows to meet its obligations and is in default under certain loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 29, 2003

                        FIBERCORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

(Dollars in thousands except share data)                                                  2002        2001
                                                                                          ----        ----
                                      ASSETS
Current assets:
   Cash .............................................................................   $  1,392    $  1,721
   Accounts receivable, less allowance for doubtful accounts of $516 in 2002
     and $703 in 2001 ...............................................................      2,958       8,436
   Receivables from government grants ...............................................      7,571          --
   Other receivables ................................................................      2,289       5,398
   Inventories ......................................................................      5,421       8,099
   Prepaid and other current assets .................................................        730       1,022
                                                                                        --------     -------
     Total current assets ...........................................................     20,361      24,676
                                                                                        --------     -------
Property and equipment ..............................................................     56,486      47,116
Less - accumulated depreciation .....................................................     (9,049)     (6,568)
                                                                                        --------     -------
     Property and equipment - net ...................................................     47,437      40,548
                                                                                        --------     -------
Other assets:
   Notes receivable from joint venture partners .....................................         --       4,948
   Restricted cash ..................................................................      1,990       1,753
   Patents, less accumulated amortization of $96 in 2002 and $4,117 in 2001 .........        354       3,855
   Deposit on equipment .............................................................      3,020       3,008
   Investment in joint venture ......................................................        925         925
   Deferred tax asset ...............................................................         --         383
   Goodwill .........................................................................         --      10,897
   Other ............................................................................      1,516       1,990
                                                                                        --------     -------
     Total other assets .............................................................      7,805      27,759
                                                                                        --------     -------
     Total assets ...................................................................   $ 75,603    $ 92,983
                                                                                        ========    ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable ....................................................................   $ 17,558    $  8,888
   Current portion of long-term debt ................................................     15,114       1,971
   Accounts payable .................................................................      8,462       8,746
   Accrued expenses .................................................................      6,116       5,966
   Other liabilities                                                                         463         424
                                                                                        --------     -------
       Total current liabilities ....................................................     47,713      25,995
   Deferred income ..................................................................      1,713       1,021
   Long-term debt, less current portion .............................................     21,700      22,475
                                                                                        --------     -------
     Total liabilities ..............................................................     71,126      49,491
                                                                                        --------     -------
Minority interest                                                                             15       5,117
Commitments and contingencies (Note 10)
  Stockholders' equity:
   Preferred stock, $ .001 par value, authorized 10,000,000 shares; no shares issued
     and outstanding ................................................................         --          --
   Series A preferred stock, $ .001 par value, authorized 1 share; 1 share issued and
     outstanding ....................................................................         --          --
   Common stock, $ .001 par value, authorized 100,000,000 shares; shares issued and
     outstanding: 68,876,094 in 2002 and 61,481,139 in 2001 .........................         68          61
   Additional paid-in-capital .......................................................     65,350      64,847
   Accumulated deficit ..............................................................    (50,490)    (19,413)
   Accumulated other comprehensive loss:
   Accumulated translation adjustment ...............................................    (10,466)     (7,120)
                                                                                        --------     -------
     Total stockholders' equity .....................................................      4,462      38,375
                                                                                        --------     -------
     Total liabilities and stockholders' equity .....................................   $ 75,603    $ 92,983
                                                                                        ========    ========

                See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(Dollars in thousands except share data)
                                                                 2002            2001            2000
                                                                 ----            ----            ----
Net sales .............................................   $     25,557    $     52,362    $     36,919
                                                          ------------    ------------    ------------
Cost of sales:
   Cost of sales ......................................         22,206          36,084          25,118
   Restructuring costs ................................            197              --              --
   Write-down of inventory ............................          3,388              --              --
                                                          ------------    ------------    ------------
Total cost of sales ...................................         25,791          36,084          25,118
                                                          ------------    ------------    ------------
Gross profit (loss) ...................................           (234)         16,278          11,801


Selling, general and administrative expenses ..........         10,060           8,692           5,071
Research & development ................................          1,877           2,189           1,459
Restructuring costs ...................................            103              --              --
Write-off of goodwill .................................          7,313              --              --
Write-off of patents ..................................          2,972              --              --
                                                          ------------    ------------    ------------
Income (loss) from operations .........................        (22,559)          5,397           5,271
Non-cash interest expense on convertible debt .........         (1,735)             --          (5,405)
Foreign exchange gains(losses) ........................         (4,322)            381              98
Interest income (expense) - net .......................         (3,109)         (2,028)           (427)
Other income (expense) - net ..........................           (212)            103             128
                                                          ------------    ------------    ------------
Income (loss) before income taxes and minority
  interest ............................................        (31,937)          3,853            (335)
Provision for income taxes ............................            471           3,006           2,054
                                                          ------------    ------------    ------------
Income (loss) before minority interest ................        (32,408)            847          (2,389)
Minority interest in (income) loss of subsidiary ......          1,331            (367)           (308)
                                                          ------------    ------------    ------------
Net Income (loss) .....................................   $    (31,077)   $        480    $     (2,697)
Income (loss) per share of common stock:
Basic .................................................   $      (0.48)   $       0.01    $      (0.05)
                                                          ============    ============    ============
Diluted ...............................................   $      (0.48)   $       0.01    $      (0.05)
                                                          ============    ============    ============
Weighted average shares outstanding:
Basic .................................................     64,881,661      58,074,724      49,043,882
                                                          ============    ============    ============
Diluted ...............................................     64,881,661      63,885,536      49,043,882
                                                          ============    ============    ============

                See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands)
                                        2002        2001        2000
                                        ----        ----        ----

Net income (loss) ................   $(31,077)   $    480    $ (2,697)
Other comprehensive (loss) income:
Foreign currency translation
  adjustments ....................     (3,346)     (4,888)     (1,226)
                                     --------    --------    --------

Comprehensive loss ...............   $(34,423)   $ (4,408)   $ (3,923)
                                     ========    ========    ========

          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands except share data)

                                                                               ACCUMULATED
                                             COMMON STOCK                         OTHER       RETAINED         TOTAL
                                                        PAR        PAID-IN    COMPREHENSIVE   EARNINGS     STOCKHOLDERS'
                                          SHARES       VALUE       CAPITAL    INCOME (LOSS)   (DEFICIT)       EQUITY
------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000 ...........   41,404,602       $42       $24,874        $ (1,006)     $(17,196)     $ 6,714
Sale of stock for cash .............    3,193,369         3        12,893              --            --       12,896
Issuance of stock related to
   conversion of debt ..............    8,704,275         9        10,164              --            --       10,173
Issuance of stock on exercise of
   options and warrants ............    4,132,800         4         2,405              --            --        2,409
Issuance of stock options for
   services ........................      232,924        --           478              --            --          478
Deemed interest on convertible
  debt .............................           --        --         5,405              --            --        5,405
Foreign currency translation
   adjustment ......................           --        --            --          (1,226)           --       (1,226)
Loss for the year ..................           --        --            --              --        (2,697)      (2,697)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 .........   57,667,970       $58       $56,219        $ (2,232)     $(19,893)     $34,152
Sale of stock for cash .............    1,826,487         2         3,787              --            --        3,789
Issuance of stock related to
   conversion of debt ..............    1,570,680         1         3,999              --            --        4,000
Issuance of stock options for
   services ........................      163,333        --           236              --            --          236
Issuance of stock  for acquisition
   of DCI ..........................      252,669        --           606              --            --          606
Foreign currency translation
   adjustment ......................           --        --            --          (4,888)           --       (4,888)
Income for the year ................           --        --            --              --           480          480
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 .........   61,481,139       $61       $64,847        $ (7,120)     $(19,413)     $38,375
Issuance of stock related to
   conversion of debt ..............    7,293,682         7         1,638              --            --        1,645
Issuance of warrants and exercise
   of options ......................      101,273        --           835              --            --          835
Contribution of capital in
   FiberCore Africa joint venture ..           --        --            96              --            --           96
Reversal of Malaysian joint
  venture ..........................           --        --        (2,066)             --            --       (2,066)
Foreign currency translation
   adjustment ......................           --        --            --          (3,346)           --       (3,346)
Loss for the year ..................           --        --            --              --        31,077       31,077
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 .........   68,876,094       $68       $65,350        $(10,466)     $(50,490)     $ 4,462
========================================================================================================================

See accompanying notes to consolidated financial statements

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands except share data)                                                    2002       2001        2000
                                                                                            ----       ----        ----
Cash flows from operating activities:
   Net income (loss) .................................................................   $(31,077)   $    480    $ (2,697)
Adjustments to reconcile net income (loss) to net cash provided by (used in) o perating activities:
   Issuance of stock options for services performed ..................................         --         236         119
   Depreciation and amortization .....................................................      2,914       3,518       2,815
   Loss on disposal of fixed assets ..................................................        402          --          --
   Write-off of goodwill .............................................................      7,313          --          --
   Write-off of patents ..............................................................      2,972          --          --
   Write-down of inventory ...........................................................      3,388          --          --
   Deferred income tax benefit .......................................................        287         297         100
   Increase in deferred revenue ......................................................        681       1,273          --
   Change in minority interest .......................................................     (1,834)        367       1,487
   Non-cash interest expense .........................................................      1,735          --       5,405
   Foreign currency translation (gain) loss and other ................................      4,960      (1,735)     (1,252)
Changes in operating assets and liabilities:
   Accounts receivable ...............................................................      5,885        (905)     (2,629)
   Other receivables .................................................................      2,225      (4,691)       (756)
   Inventories .......................................................................     (1,533)     (2,494)        363
   Prepaid and other current assets ..................................................        (68)       (557)        443
   Accounts payable ..................................................................        981       1,064       3,164
   Accrued expenses ..................................................................        419        (829)      2,609
                                                                                         --------    --------    --------
       Net cash provided by (used in) operating activities ...........................       (350)     (3,976)      9,171
                                                                                         --------    --------    --------
Cash flows from investing activities:
   Purchases of property and equipment ...............................................    (24,195)    (24,813)     (9,950)
   Reimbursement from government grant ...............................................      3,640       2,092         165
   Cash used for acquisition .........................................................         --        (292)    (19,586)
   Cash acquired from acquisition ....................................................         --          27         196
   Other .............................................................................       (178)       (700)        (17)
                                                                                         --------    --------    --------
       Net cash used in investing activities .........................................    (20,733)    (23,686)    (29,192)
                                                                                         --------    --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common stock ............................................        157       3,789      15,211
    Cash contribution from minority shareholders of FC Africa ........................         96          --          --
   Proceeds from long-term debt ......................................................      4,268      15,067      10,650
   Proceeds from notes payable .......................................................     20,885       8,224         300
   Repayment of notes payable ........................................................     (3,200)     (1,190)     (1,209)
   Repayment of long term debt .......................................................       (765)       (609)         --
   Financing costs ...................................................................       (343)       (590)       (328)
                                                                                         --------    --------    --------
      Net cash provided by financing activities ......................................     21,098      24,691      24,624
                                                                                         --------    --------    --------
Effect of foreign exchange rate change on cash .......................................       (344)       (359)        (39)
                                                                                         --------    --------    --------
Increase (decrease) in cash ..........................................................       (329)     (3,330)      4,564
Cash, beginning of year ..............................................................      1,721       5,051         487
                                                                                         --------    --------    --------
Cash, end of year ....................................................................   $  1,392    $  1,721    $  5,051
                                                                                         ========    ========    ========
Supplemental disclosure:
   Common stock issued for conversion of debt ........................................   $  1,645    $  4,000    $ 10,173
   Property acquired under capital leases ............................................         --       4,119          --
   Cash paid for interest ............................................................      1,887       1,711         600
   Cash paid for taxes ...............................................................        158       1,005         778
   Receivables from government grants ................................................      7,571          --          --

          See accompanying notes to consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

As of the date of this Annual Report on form 10-K, the Company was in violation of certain covenants and Holders of its Convertible Debentures and with Algar. These default conditions cause a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. In the event of a default of the Fleet Credit Facility, Fleet could exercise the provisions of a guarantee given by Tyco International Group S.A. to be paid in full by Tyco and Tyco would then assume Fleet's position as a creditor of the Company. In this case, Tyco would also have the right to assume control of the Company's Board of Directors. Also, as shown in the financial statements, the Company's current liabilities exceeded its current assets by $27,352,000 at December 31, 2002, including $9,250,000 of long-term debt that has been classified as current as a result of being in default. The Company must raise approximately $5 million in additional financing soon and/or restructure some of its obligations to address its liquidity crisis. The Company is also attempting to renegotiate the terms on approximately $18 million in short-term debt and notes payable, including the $9.25 million discussed above, and an additional $3 - $5 million is planned to be shifted to long-term debt based on financing activities associated with the Phase 2 expansion of our German operation. These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

The Company is actively pursuing a number of actions to address it ability to continue as a going concern. It has taken and continues to take steps to reduce its cost structure. It has accelerated the development and implementation of new technology, specifically its POVD and other plasma-based technologies, which will have a substantial impact on the production costs and capacity of its optical fiber and preform products. The Company is actively pursuing new business opportunities, including some major projects for Fiber to the Home
(FTTH). The Company is also engaged in ongoing discussions with several potential investment groups to raise at least the $5 million in additional capital requirements described above. However, there can be no assurance that the Company will be successful in these efforts and be able to continue as a going concern.

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

In May 2000, FCQ was formed in Germany as a wholly owned subsidiary of FiberCore, Inc. FCQ currently owns the land and building utilized by FCG and leases that property to FCG.

In April of 2001, FiberCore Glas (FCG) was formed in Germany as a wholly owned subsidiary of FCJ. FCG will be utilizing the Company's newly patented POVD technology to complement the supply of synthetic silica tube.

FiberCore Asia Sdn. Bhd. ("FC Asia") was formed in 1997 to construct an optical-fiber manufacturing facility in Malaysia. Construction of the Malaysian facility required loan financing which, due to the economic downturn in Asia, has been delayed. In the fourth quarter of 2002, a decision was made not to currently pursue this joint venture due to the uncertainty that a plant will ultimately be built and accordingly, the related balance sheet accounts of FC Asia were reversed. The contractual arrangements are still in place to allow future activity under the joint venture if and when conditions improve.

FC Africa was formed in February 2002 as a joint venture between FCI and local investors in South Africa to construct an optical fiber manufacturing facility in the Cape Town, South Africa area. This facility is expected to serve the African market, as well as the Middle East and other export markets when it is operational. This project has been delayed due to industry conditions.

The Company's common stock is quoted on the Nasdaq SmallCap Market, and has been subject to frequent significant price fluctuations. Furthermore, the Company must meet certain maintenance requirements, including a $1.00 minimum bid requirement, in order for such securities to continue to be listed on the Nasdaq SmallCap Market. On April 15, 2003, the last reported sale price of the Company's common stock was $0.19 per share. If our securities are de-listed from the Nasdaq SmallCap market, investors' interest in the Company's securities could be reduced.

On June 3, 2002, the Company received a notice from the Nasdaq Stock Market stating that for 30 consecutive trading days, the bid price for our common stock closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market. The notice indicated that pursuant to applicable rules, we were provided with 180 days (i.e. until December 2, 2002), to regain compliance. If at any time before December 2, 2002 the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive trading days, we would have been in compliance with the minimum bid requirement.

As we were unable to demonstrate compliance by December 2, 2002, the Nasdaq Stock Market reviewed our latest financial statements (as of September 30, 2002) and determined that we continued to meet initial listing criteria. We would meet these criteria if we would have any of the following: (i) stockholder's equity of $5 million; (ii) market capitalization of $50 million; or (iii) net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of September 30, 2002, we had stockholder's equity of $21,329,000. As a result of meeting the initial listing criteria on December 2, 2002, the Nasdaq Stock Market granted us an additional 180 calendar-day grace period (i.e. until May 29, 2003) to demonstrate compliance with the minimum bid requirement. If the Company is not in compliance by May 29, 2003, our stock would be de-listed, absent successful appeal. The Nasdaq Stock Market has recently proposed new rules that would allow for further extensions of time to demonstrate compliance of the $1 minimum bid requirement if the Company continues to meet the initial listing criteria. As of December 31, 2002 the Company had stockholder's equity of $4,462,000. Therefore, the Company may not be able to meet this criterion on May 29, 2003 without an equity infusion or an increase in its stock price.

Additionally, on April 17, 2003, the Company received a notification of delisting from Nasdaq. The Company had not yet filed this Annual Report on Form 10-K with the SEC as of this date due to delays in finalizing the results from its foreign subsidiaries. The Company had previously filed for an extension to file this Annual Report on Form 12b-25, which expired on April 15, 2003. As a result of not timely filing its 10-K, the Company received a Nasdaq staff determination on April 17, 2003 indicating that the Company fails to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and further that the Company is late in paying fees to Nasdaq which is a failure to comply with Marketplace Rule 4310 (c) (13), and that its securities would, therefore, be delisted from the Nasdaq SmallCap Market at the opening of business on April 28, 2003. Accordingly, the trading symbol for the Company's securities was changed from FBCE to FBCEE at the opening of business on April 22, 2003. The Company has filed for a hearing to contest this determination. This hearing is scheduled for May 22, 2003. The delisting action has been stayed until the hearing date.

Delisting could materially and adversely affect the trading market and prices for our securities. A de-listing could also trigger an event of default under the terms of the convertible debt issued to Riverview Group, LLC, Laterman & Co. and Forevergreen Partners, which, if un-remedied, could trigger a cross default on our credit agreement with Fleet National Bank. Events of default could result in acceleration of the maturity of our debt to Riverview Group, LLC, Laterman & Co. and Forevergreen Partners or Fleet, as the case may be. If delisted, the Company will endeavor to facilitate trading of its common stock on the OTC-Bulletin Board.

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

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Minority interest on the balance sheet includes 10% ownership of Xtal, by its former owner, Algar, S.A. Continuing losses have eliminated the minority interest in Xtal and, as such, as of December 31, 2002, the balance of the minority interest was related solely to FC Africa.

The Company holds a 7% interest, carried at $925,000, in Middle East Fiber Cable Co. ("MEFC"), a cable manufacturing company that operates in Saudi Arabia. In 2002, the Company made approximately $116,000 in preform sales to MEFC and $975,000 in 2001. MEFC began operations in 1998. The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC. The assets of MEFC also collateralize these credit facilities. At December 31, 2002, the Company was contingently liable for these loans in the amount of approximately $144,000.

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

Restricted Cash
---------------

In connection with the 1997 expansion of the FCJ facility, the Company obtained a loan from the Berliner Bank in Germany. Sparkasse Jena in Germany assumed the loan under the same terms and conditions in 2001. Cash in the amount of German marks 3,850,000 (approximately U.S. $1,990,000 at December 31, 2002), was deposited with this institution as collateral for this loan when it was originated

Patents
-------

Patents are amortized on a straight-line basis over seventeen years, which is the estimated useful life of the patents. The Company evaluates the recoverability of patents from expected future cash flows. In fourth quarter of 2002, the Company decided to currently discontinue investing in the ALT product line and accordingly the related patents, which had a net book value of approximately $2,972,000, were written off.

Fair value of financial instruments
-----------------------------------

The Company has financial instruments, which consist of cash, short-term receivables, accounts payable and notes payable, for which their carrying amounts approximate fair value due to the short maturity of those instruments. The principal amount of the long-term debt approximates fair value since the interest rates on these instruments approximate current market rates.

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

Revenue Recognition
-------------------

Revenue is recognized when products are shipped for all businesses.

Research and Development
------------------------

Research and development costs are expensed as incurred. The Company received $59,000, $127,000 and $161,000 in grants for research and development activities in 2002, 2001 and 2000, respectively. The grant funds received are accounted for in other income. The principal terms of the grants are that the grant funds received are used only for the specific project for which the grants were awarded and that the research project is completed in accordance with the terms of the grant award. The projects progress is evaluated on a periodic basis (usually quarterly) and in the event that the Company determined that the conditions of the grant were not met or the grantor has advised the Company that the funds were not used as intended, then the Company would record the liability at the date of such determination with an offsetting charge to income. The Company has completed or is completing all research projects in accordance with the terms of the grants and therefore has not recorded any obligation to repay any grant funds received.

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

Earnings (loss) per share of common stock
-----------------------------------------

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes that outstanding common shares were increased by shares issuable upon the exercise of options and warrants for which market price exceeds the exercise price, less shares, which could have been purchased by the Company with the related proceeds. For 2002 and 2000, the stock purchase warrants and stock options have not been included in the computation of basic loss per share, since the effect would have been anti-dilutive.

Stock options
-------------

The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, the Company will continue to measure compensation cost for employee stock compensation transactions using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123.

The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in fiscal 2002, 2001 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

                             2002               2001                2000
-------------------  ------------------  ------------------  ------------------
Risk-free interest
rate                          3%                 5%                  5%
Expected dividend
yield                       None               None                None
Expected lives             3 years            3 years             3 years
Expected volatility          145%                89%                140%

The Company applies APB Opinion 25 in accounting for its stock compensation plans. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been as follows:

(Dollars in thousands)                                           2002          2001         2000
Income (loss):                                                   ----          ----         ----
As reported                                                $   (31,077)     $    480    $  (2,697)
    Effect of stock-based employee
    compensation expense determined under fair valuation
    method for all awards                                       (1,092)         (662)        (134)
                                                           -----------      --------    ---------
Pro forma                                                  $   (32,169)     $   (182)   $  (2,831)
                                                           ===========      ========    =========
Net income (loss) per common share:
Basic earnings (loss) per share:
   As reported                                             $     (0.48)     $   0.01    $   (0.05)
   Pro forma                                               $     (0.50)     $  (0.00)   $   (0.06)
Diluted earnings (loss) per share:
   As reported                                             $     (0.48)     $   0.01    $   (0.05)
   Pro forma                                               $     (0.50)     $  (0.00)   $   (0.06)

Goodwill
--------

In July 2001, the FASB issued SFAS No. 141, Business Combinations, which established financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has adopted SFAS No. 141, and the adoption of SFAS No. 141 had no material impact on the financial reporting and related disclosures.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The Company has adopted SFAS No.142 beginning with the first quarter of fiscal 2002.

SFAS No.142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company completed its initial test of impairment, measured as of January 1, 2002 and concluded there was no impairment to goodwill as of the adoption date of SFAS No. 142. Management completed the annual impairment test in the fourth quarter of 2002 and recorded goodwill impairment charges of approximately $7.3 million. This represented a complete write-down of the goodwill associated with FiberCore's acquisition of Xtal in 2000 and DCI in 2001.

Pro forma results for the years ended December 31, 2001 and 2000, assuming the discontinuation of amortization of goodwill is as follows (in thousands of dollars, except per share amounts):

                                                                                  2001                  2000
                                                                                  ----                  ----

            Previously reported net income (loss)                               $   480               $(2,697)
             Amortization of goodwill                                               530                   363
                                                                                -------               -------
            Pro forma net income (loss)                                         $ 1,010               $(2,334)
                                                                                =======               =======
            Pro forma income per share of common stock:

            Basic:
               Previously reported net income (loss) per share                  $  0.01               $ (0.05)
               Amortization of goodwill                                            0.01                  0.01
                                                                                -------               -------
               Pro forma net income per share                                   $  0.02               $ (0.04)
                                                                                =======               =======
            Diluted:
               Previously reported net income (loss) per share                  $  0.01               $ (0.05)
               Amortization of goodwill                                            0.01                  0.01
                                                                                -------               -------
               Pro forma net income per share                                   $  0.02               $ (0.04)
                                                                                =======               =======

Following are patent costs classified as intangible assets that will continue to be subject to amortization over the patent's expected useful lives, which are generally seventeen years (in thousands of dollars):


                                           As of                     As of
                                     December 31, 2002         December 31, 2001
                                     -----------------         -----------------


Gross carrying amount                     $450                      $7,972
Accumulated amortization                   (96)                     (4,117)
                                          ----                      ------

Net carrying amount                       $354                      $3,855
                                          ====                      ======


                                                     Twelve Months Ended
                                                         December 31,

                                                    2002              2001
                                                    ----              ----
Aggregate patent amortization expense              $ 430             $ 508

Estimated annual patent amortization expense for fiscal years ending (in thousands of dollars):

    December 31, 2003                                     $26
    December 31, 2004                                     $22
    December 31, 2005                                     $22
    December 31, 2006                                     $22
    December 31, 2007                                     $22

Recent Accounting Pronouncements
--------------------------------

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material result on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will be applicable for restructuring activities in the future.

In December 2002, the FASB issue SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure and amendment to SFAS No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that statement. The Company has not adopted the fair value recognition principles for SFAS No. 123; therefore this statement has had no effect upon the Company's consolidated financial condition or results of operations. The Company had adopted the disclosure requirements under SFAS No. 148 as of December 31, 2002 and will provide additional quarterly disclosures required in 2003.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation requires certain guarantees to be recorded at fair values and also requires a guarantor to make new disclosures, even when the likelihood of making payment under the guarantee is remote. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interest in variable interest entities ("VIE"). Interpretation 46 is effective for new VIE's established subsequent to February 1, 2003 and must be adopted for existing VIE's by July 1, 2003. The Company does not invest in investment structures that require analysis under the Interpretation and the adoption of Interpretation 46 is not expected to have material impact on the Company's consolidated financial condition or results of operations.

Impairment of Long-Lived Assets
-------------------------------

The Company reviews the recoverability of its long-lived assets, including finite-lived intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from expected future undiscounted operating cash flows of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate the fair value of long-lived assets.

Reclassifications
-----------------

Certain amounts in the prior year financial statements have been reclassified to conform to the 2002 presentation.

(2)   EARNINGS PER SHARE

Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding, excluding common stock equivalents. Diluted EPS reflects the potential dilution of EPS that could occur if securities or other contracts to issue common shares were exercised or converted.

For the year ended December 31, 2001, basic and diluted earnings per share were calculated. For the years 2002 and 2000, there was no difference between basic and diluted earnings per share due to the losses of the Company in those years.

The following table shows securities outstanding as of December 31, that dilute basic EPS. Since there were losses in 2002 and 2000, the securities listed below were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

                                                 2002        2001       2000
                                                 ----        ----       ----
Employee stock options......................  4,944,452   4,557,452  4,516,783
Warrants to acquire common stock............  2,972,997   3,279,941  3,368,276
Common stock to be issued for
  convertible debt..........................  1,556,744          --  1,570,680
                                              ---------   ---------  ---------
  Total.....................................  9,474,193   7,837,393  9,455,739
                                              =========   ========   =========

At December 31, 2002 there were outstanding warrants to purchase 2,972,997 common shares at exercise prices ranging from $0.25 to $7.179 per share. Of the warrants outstanding, certain officers of the Company and their spouses held 889,767.

(3)  ACQUISITIONS AND STRATEGIC INVESTMENTS

On June 1, 2001, the Company acquired the capital stock of Data Communications, Inc. ("DCI"), a privately held company located in Hyannis, Massachusetts. DCI was merged into FiberCore's Automated Light Technologies (ALT) subsidiary and the merged entity was subsequently renamed DCI FiberCore, Inc. In July 2002, the subsidiary was renamed FiberCore Systems, Inc. ("FCS"). The Company expects FCS to boost the breadth of the Company's technical capabilities used in support of bringing optical fiber closer to the end-user.

FCS designs, installs and maintains low cost fiber optic networks, primarily in the northeast U.S., for local area network applications, such as those used in hospitals, universities, government and commercial buildings.

The purchase price of DCI was approximately $1,100,000 and consisted, almost exclusively, of the issuance of 252,669 shares of FiberCore common stock. 50,534 of these shares of common stock are held in escrow and are contingently issuable based on certain conditions. The cost of the acquisition of $1,100,000 exceeded the fair value of the net assets acquired by $520,000. This excess, which has been accounted for under purchase accounting as goodwill, has been written off in the fourth quarter of 2002.

The results of DCI for 2002 were not significant to the results of operations set forth in the Company's consolidated financial statements.

On June 20, 2000, the Company closed on an agreement to acquire, as of June 1, 2000, full ownership of Xtal FiberCore, Brasil (formerly "Xtal Fibras Opticas, S.A."), a wholly owned subsidiary of Algar S.A. The $25,000,000 purchase price is payable over a three year period; however, $2,500,000 is subject to achieving certain profitability targets. At the closing, the Company paid $10,000,000 in cash and issued to Algar a $10,000,000 note payable with interest at 6% payable on December 31, 2000 for 90% of Xtal. According to the terms of the agreement, the Company was entitled to receive a $1,000,000 discount if the $10,000,000 note was prepaid by August 31, 2000. On August 29, 2000, Algar's Chief Operating Officer, on behalf of Algar, agreed to allow the discount if the remaining $9,000,000 of the note was paid by September 8, 2000. On September 8, 2000, the Company paid $9,000,000 together with interest, to Algar. Subsequently, Algar disputed the understanding. On December 29, 2000, the Company, in full settlement of the dispute, paid Algar $200,000 receiving, in effect, an $800,000 rather than a $1,000,000 discount. At the closing, the Company also issued a $2,500,000, 6% note, payable in two installments of $1,250,000 each, on September 20, 2001, and on December 20, 2002, respectively. The obligation to repay the $2,500,000 note is contingent on Xtal's attaining specified profitability targets in 2000 and 2001; the targets in 2000 and 2001 were achieved. The payment due to Algar on December 20, 2002 has not been made. The Company may acquire the remaining 10% of the stock upon payment of an additional $2,500,000 plus 6% interest on or before June 20, 2003. Algar has a put option, exercisable on June 20, 2003 or at any time that the Company decides to sell, dispose or otherwise transfer any portion of its interest in Xtal to a third party, that would require the Company to acquire all of Algar's remaining shares for a payment of $2.5 million, plus 6% interest calculated from June 20, 2000. Algar's 10% shareholder position in Xtal, is being held by the Company to collateralize Algar's indemnification provisions that are part of the Xtal purchase agreements.

 The cost of the acquisition of $22,486,000 exceeded the fair value of the net assets acquired by $11,699,000. This excess, which has been accounted for under purchase accounting as goodwill, was being amortized over twenty years through December 31, 2001. Management completed the annual impairment test in the fourth quarter of 2002 and recorded a goodwill impairment charge of approximately $6.8 million. This represented a complete write-down of the goodwill associated with FiberCore's acquisition of Xtal in 2000.

Assuming the acquisition of Xtal had occurred at the beginning of each period presented, the pro forma net sales, gross profit, net loss and basic and diluted loss per share of common stock are provided below.


(Dollars in thousands except share data)                2000
                                                        ----
Net sales.......................................   $    48,408

Gross Profit ...................................   $    13,461

Net Loss .......................................   $    (2,390)

Basic and diluted loss per share of common         $     (0.05)
  stock.........................................

Weighted average shares outstanding ............    51,866,828

In November 1997, the Company entered into a joint-venture agreement with Federal Power Sdn. Bhd. ("FDP") and PNB Equity Resource Corporation ("PERC") to form FiberCore Asia Sdn. Bhd. ("FC Asia") in Malaysia. FC Asia was established to construct and operate an optical fiber preform manufacturing facility in Malaysia. The Company owns 51% of FC Asia, and FDP and PERC own 37% and 12%, respectively. The Company granted FC Asia a license to use the Company's technology in exchange for the Company's ownership interest, and FDP and PERC contributed cash of $1,683,000 and notes of $4,949,000 for their ownership interests. In the fourth quarter of 2002, a decision was made not to currently pursue this joint venture due to the uncertainty that a plant will ultimately be built and accordingly, the related balance sheet accounts of FC Asia were reversed. The contractual arrangements are still in place to allow future activity under the joint venture if and when conditions improve.

(4) RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:
(Dollars in thousands)                  2002     2001     2000
                                       -----    -----    -----
Balance at beginning of period .....   $ 703    $ 836    $ 220
Additions charged to expense .......      63       --       17
Xtal allowance acquired ............      --       --      803
Deductions .........................    (250)    (133)    (204)
                                       -----    -----    -----
       Balance at end of period ....   $ 516    $ 703    $ 836
                                       =====    =====    =====

Other receivables consist of the following at December 31:

(Dollars in thousands)   2002      2001
                        ------   ------
Due from suppliers ..   $  421   $2,369
Value added tax .....    1,834    2,921
Other ...............       34      108
                        ------   ------
       Total ........   $2,289   $5,398
                        ======   ======

(5) INVENTORIES

Inventories consist of the following at December 31:

(Dollars in thousands)   2002       2001
                       -------    -------
Raw materials .......  $ 2,072    $ 3,913
Work-in-process .....      526      1,379
Finished goods ......    2,823      2,807
                       -------    -------
           Total ....  $ 5,421    $ 8,099
                       =======    =======

(6) PROPERTY AND EQUIPMENT

Property and equipment, including capital leases, consist of the following at December 31:

(Dollars in thousands)               ESTIMATED
                                    USEFUL LIVES      2002        2001
                                    ------------      ----        ----
Land ..............................   N/A          $  1,793    $  1,562
Buildings .........................   25 years       14,630       4,447
Machinery and equipment ...........   2-12 years     39,463      25,317
Furniture,  fixtures and vehicles..   2-7 years       1,159         866
Leasehold improvements ............   3-10 years        898         800
Construction in progress ..........   N/A            16,316      19,698
                                                   --------    --------
                                                     74,259      52,690
Less grants .......................                 (17,773)     (5,574)
                                                   --------    --------
           Total ..................                $ 56,486    $ 47,116
                                                   ========    ========

Depreciation on property and equipment charged to expense was $2,176,000 in 2002, $2,231,000 in 2001 and $1,793,000 in 2000. Capital leases included above are $369,000 for buildings and $3,750,000 for equipment with accumulated depreciation of $243,000 as of December 31, 2002.

(7) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

(Dollars in thousands)             2002      2001
                                  ------   -------
Accrued wages, benefits & taxes   $1,484   $1,525
Accrued interest ..............      700      235
Accrued legal and audit .......      290      276
Accrued income taxes ..........    2,966    2,198
Other .........................      676    1,732
                                  ------   ------
           Total ..............   $6,116   $5,966
                                  ======   ======
(8)   NOTES PAYABLE

Notes payable consist of the following at December 31:

(Dollars in thousands)                                                           2002       2001
                                                                                -----      ------
Notes payable to Banco ABC Brasil SA with interest at CDI plus 6.8%,
refinanced on a long-term basis in 2002 (see Note 9)                               --       1,234

Note payable to Banco BNL do Brasil SA with interest at 29.4 %, due
December 31, 2002 (1) (see note a below)                                           89         408

Note payable to Banco Bilbao Vizcaya Argentaria Brasil SA and Banespa with interest at TR plus 20.4% due October 25, 2003, refinanced on a
long-term basis in 2002 (See Note 9)                                               --       2,346

Note payable to Banco Sudameris Brasil SA with interest at CDI plus
6.2 %, due November 26, 2003  (1) (see note a below)                            2,703       2,565

Note payable to Banco Sudameris Brasil SA with interest at 4.1%, due
February 3, 2003 (1) (see note a below)                                           481         584

Note payable to Banco Bilbao Vizcaya Argentaria Brasil SA with
interest at CDI plus 6.2%, due June 18, 2003  (1) (see note a below)               32         501

Amounts outstanding under working capital loans and interim financing for grants from German banks with interest ranging from 6.75% to 8%,
due at various dates in 2003 (see note b below)                                12,728          --

Notes payable to an officer and a director with interest at 12%
payable upon demand  (see note c below)                                           135          --

Note payable to Algar S.A with interest at 18%, which was due
December 20, 2002 (see note d below)                                            1,375       1,250

Notes payable to A&R Process Projects (Pty), Ltd., with interest at
16%, due at various dates in 2003 (see note e below)                               23          --

Debt discount attributable to the 5% convertible subordinated
debentures                                                                         (8)         --
                                                                             --------    --------
Total                                                                        $ 17,558    $  8,888
                                                                             ========    ========

(1) These loans are denominated in Brazilian Reais. The interest rates float above a reference rate called CDI (average daily overnight inter-bank rate). As of December 31, 2002, CDI was 24.8%.

(2) These loans are denominated in Brazilian Reais. The interest rates float above a reference rate called TR (a Brazilian bank reference rate). As of December 31, 2002, TR was 3.8%.

(3) The Company selects one, two or three-month LIBOR (London Inter-bank Offering Rate) contracts to determine interest rates on the Fleet loan. As of December 31, 2002, the rate for a three-month LIBOR contract was approximately 1.426%.

      a) Xtal received $2,490,000 in 2002 from various Brazilian banks for general working capital purposes. The notes bear interest at annual rates ranging from 4.1% to 31.6%. These notes are denominated in Brazilian Reais. They are due at various dates throughout 2003. The loans are collateralized by land, buildings, equipment and inventory.

      b) FCJ received an additional $12,728,000 during 2002 from various German banks as pre-funding of government grants and working capital loans to partially fund the Phase II expansion and for general working capital purposes. Approximately $3,504,000 of these notes were repaid from the receipt of government grants associated with phase one of the FCJ expansion, which were received in February 2003. Under the terms of financing agreements completed during 2002, FCJ became eligible to receive approximately $8 million in government grants and approximately $7 million in long-term bank loans and equipment leases against funds already expended by the Company. Approximately $4.8 million is currently in short-term debt under working capital lines with several German banks and the Company anticipates that a similar amount will remain there after grants and long-term loans and leases are finalized. The loans are collateralized by land, buildings, equipment, accounts receivable and inventory.

      c) $135,000 was received from an officer and a director of the Company for general working capital purposes. These funds are payable upon demand and are unsecured.

      d) Pursuant to the acquisition of Xtal, the Company issued $2,500,000 of 6% notes, payable in two installments of $1,250,000 each, on September 20, 2001, and on December 20, 2002, respectively. The obligation to repay the $2,500,000 note was contingent on Xtal attaining specified profitability targets in 2000 and 2001; the profitability targets for 2000 and 2001 were met. At December 31, 2000, the first loan was recorded. That loan, with accrued interest, was paid as of December 31, 2001. The second contingent loan was recorded as of December 31, 2001 and was due with interest at 6% on December 20, 2002. The second loan has not been paid. Accordingly, under the terms of the agreement, the annual interest rate has increased from 6% to 18% and the Company has accrued a penalty amounting to 10% of the principal, or $125,000, payable to Algar in addition to the $1,250,000 principal on the loan. The loan is unsecured.

      e)    The Company received proceeds of $23,000 from A&R Process Projects
            (Pty) Ltd. in South Africa. The note is payable with interest at 16% and will be repaid in four installments during the first six months of 2003. The loan is unsecured.

(9)   LONG-TERM DEBT

Long-term debt consists of the following at December 31:

(Dollars in thousands)                                                2002        2001
                                                                    ------     -------
Note payable to Sparkasse Jena, with interest at 6.25%, due
September 30, 2006 (see note a below)                             $  4,128    $  3,507

Capital lease with AVV Thuringen GmbH. with interest at 15.75%,
due November 1, 2006 (see note k below)                                328         328

Mortgage payable to Sparkasse Jena with interest at 7%, due
June 30, 2011 (see note j below)                                     1,075         956

Notes payable to a consortium of banks in Germany with interest rates ranging from 5.6% to 6.24%, due March 31, 2011 (see note
c below)                                                             9,447       7,102

Notes payable to Banco ABC Brasil SA with interest rates at
CDI plus 6.8%, due November 15, 2004 (1) (see note d below)           961          --

Notes payable to BCN Bank with interest at CDI plus 6.17, due
December 5, 2006 (1) (see note d below)                                507          --

5% Convertible subordinated debentures, payable to an investor
group, due January 15, 2004 (see note g below)                       2,467          --

Notes payable to Banco Bilbao Vizcaya Argentaria Brasil SA and
Banespa with interest at 20.4% plus TR, due October 25, 2006
(2) (see note d below)                                               3,904          --

Notes payable to Santander Bank with interest at CDI plus 6.0%,
due October 12, 2004 (1) (see note d below)                            370          --

Note payable to Tyco International Finance Alpha GmbH, with
interest based on LIBOR plus 3%, due January 30, 2004 (3) (see
note e below)                                                        1,500          --

Note payable to Sparkasse Jena, with interest at 6.4% due July
29, 2008 (see note b below)                                          1,411          --

Capital lease with Banco Votorantin SA with interest at 26.9%,
due January 17, 2005 (see note i below)                              2,099       3,394

Convertible debentures S. Tredoux and B. Schabort with interest at 14.3%, due at various dates between June and October of 2004
(see note f below)                                                     117          --

Fleet Bank line of credit - with interest at LIBOR plus 2-1/2,
due December 26, 2005 (3) (see note h below)                         8,500       9,159
                                                                  --------       -----
                                                                  $ 36,814    $ 24,446

Less - current portion of long-term debt                           (15,114)     (1,971)
                                                                  --------    --------
Total                                                             $ 21,700    $ 22,475
                                                                  ========    ========

(1) These Loans are denominated in Brazilian Reais. The interest rates float above a reference rate called CDI (average daily overnight inter-bank rate). As of December 31, 2002, CDI was 24.8%.

(2) These loans are denominated in Brazilian Reais. The interest rates float above a reference rate called TR (a Brazilian bank reference rate). As of December 31, 2002, TR was 3.8%.

(3) The rate for the Tyco loan is based upon three-month LIBOR rate. As of December 31, 2002, the rate LIBOR rate under the loan agreement was 1.45%

      a) During the year ended December 31, 1997, the Company drew down 7,700,000 German Deutsche Marks (approximately U.S. $4,128,000 at December 31, 2002) under a loan agreement with the Sparkasse Jena. The proceeds were used to fund the expansion of the Company's plant in Germany. The loan bears interest at 6.25% annually and is due on September 30, 2006. A cash deposit of approximately $1,990,000 as of December 31, 2002 collateralizes the loan.

      b) $1,411,000 was received by FCG from Sparkasse Jena as a portion of the funding for the POVD equipment. The loan is collateralized by the underlying equipment

      c) $1,085,000 was received by FCJ from DKB Bank as a portion of the funding for the phase II expansion. Approximately $746,000 of the debt payable to a consortium of German banks is included in current portion of long-term debt. $9,447,000 is collateralized by land, buildings and equipment.

      d) $155,000 was received by Xtal for general working capital purposes. Approximately $8.1 million of short-term debt was converted to long-term debt during the fourth quarter. These loans were converted to Reais from US Dollars, Euros and Japanese Yen. Total loans of $5,742,000 are collateralized by land, buildings, equipment and inventory at Xtal.

      e) $1,500,000 was received from Tyco International Finance Alpha GmbH for general working capital purposes. This amount is included in current portion of long-term debt. The loan is collateralized by equipment.

      f) FC Africa assumed $117,000 in convertible debentures related to the joint venture in South Africa. 50% of the loan was repaid during the first quarter of 2003 and the balance will be repaid in April 2003. The debentures are unsecured.

      g) In January 2002, the Company borrowed $5,500,000 in 5% convertible subordinated debentures for capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa (Proprietary) Limited ("FiberCore Africa") and other corporate purposes. Repayment of the $5,500,000 is scheduled at a rate of $500,000 per month, commencing April 1, 2002. $1,500,000 was repaid in cash in the second quarter. Pursuant to the Company's option under the agreement the Company elected to make the scheduled payments due July 1, August 1 and September 1 via the issuance of stock. Under the agreement, upon 30 days prior notice to the holders of the debentures, the Company can elect to pay a scheduled payment in stock. If the Company elects to make a payment in stock, the holders of the debentures can elect to either increase the payment by up to 100% or decrease the payment by up to 50%. For the months of July, August and September 2002, a total of $1,533,330 in principal was paid in common stock to the debenture holders. In addition, $112,426 in accrued interest was paid in stock. The total number of shares issued for the principal and interest payments during the third quarter amounted to 7,293,682 shares, including 1,648,913 shares of restricted stock at an average price per share of $.22564 per share. Warrants were issued in connection with the 5% convertible subordinated debentures. The fair value of the warrants was recorded as debt discount on the accompanying consolidated balance sheet. The debt discount is being amortized over the period of the loan using an effective interest rate method. The Company has the option, under certain circumstances, of continuing to issue shares in payment of the Debentures if the shares have been previously registered pursuant to an effective registration statement. The Company has not had sufficient excess funds available to make any payments subsequent to the September 2002 payment, and had received a waiver with respect to such redemptions required through December 1, 2002. Such waiver, however, was conditioned on the Company reaching an agreement with the holders of the Debentures on or prior to December 2, 2002 with respect to re-scheduling redemption payments and collateralizing the Company's obligations. The Company has been engaged in discussions with the holders of the Debentures to reach a revised agreement. However, the Company and the holders of the Debentures have not reached a final agreement and therefore the Company is currently in a state of default with the holders of the Debentures This causes a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date and the entire balances could become immediately due. If an event of default on the Debentures continues, the holders have the right to accelerate the maturity date and the entire balance of $2,467,000 could become immediately due. This amount is included in current portion of long-term debt. The debentures are unsecured.

      h) On December 26, 2000, the Company closed on a $10,000,000, five (5) year revolving credit loan agreement with Fleet National Bank, but the maximum principal amount of the loan decreases by $750,000 on December 26, 2001 and each subsequent year. Contemporaneously with each reduction, the Company shall repay to the Bank the amount, if any, by which the outstanding principal balance exceeds the loan commitment as so reduced, together with accrued interest and unpaid interest, thereon. The Company is required to pay commitment fees of 1% per annum on the unused balance of the Fleet revolving credit loan. The loan is guaranteed by Tyco Sigma Limited, a wholly owned subsidiary of Tyco International Ltd., pursuant to a Guarantor Indemnification Agreement entered into with the Company and three managing shareholders of the Company. Under the guarantee, the Company is obligated to make quarterly payments to Tyco Sigma Limited in an amount equal to .4% (1.6% annually) on the unpaid principal as of the end of each year. At the Company's election, the interest rate is equal to either the bank's prime rate or 1.5% above the bank's LIBOR rate, which is set at one, two and three month intervals. In addition, so long as obligations remain owing to Fleet, the Company will not pay any dividends or make similar distributions. While the Company entered into a Pledge and Security Agreement with respect to substantially all of the Company's assets, as part of the closing, the Pledge and Security Agreement is not effective and no security interest shall attach unless the bank elects upon the occurrence of an event of default. Pursuant to the Loan Agreement between Fleet National Bank ("Fleet") and the Company, dated as of December 20, 2000 (the "Loan Agreement"), Fleet has the right to attach a lien on 65% of the equity in the Company's subsidiaries and substantially all of the Company's other assets, and to increase the interest rate on the Company's obligations to Fleet by 1%, if the credit rating of Tyco International Group S.A. ("Tyco"), the guarantor of such obligations, falls below certain levels. The Company is in compliance with its obligations under the Loan Agreement, which does not contain any financial covenants, excluding the cross-default provisions described above. Recent downgrades of Tyco's credit triggered Fleet's ability to attach the lien and increase the interest rate. On June 28, 2002, Fleet exercised its right to attach the liens and also increased the interest rate on the loan, effective on the date of the downgrade of Tyco's credit rating. If an event of default occurs, Tyco Sigma can exercise its rights as holder of its share of the Series A Preferred Stock to cause the Company's Board of Directors to be expanded to include a sufficient number of additional (Tyco/designated) Series A directors such that the Series A directors constitute a majority of the Board of Directors. If the Guarantor Indemnification Agreement is terminated, all Series A directors will be deemed to resign, and the Series A Preferred Stock will automatically be cancelled. The Series A Preferred Stock contains no other voting rights or dividend, liquidation, conversion, or other monetary rights or preferences. This amount is included in current portion of long-term debt.

      i) During April of 2001, Xtal purchased $3,750,000 of equipment under a capital lease with Banco Votorantin SA, with an annual interest rate of 26.9% and denominated in Brazilian Reais. The lease will be paid in February 2006. Approximately $1,105,000 is included in current portion of long-term debt. The lease is collateralized by the underlying equipment.

      j) During August of 2001, FCQ borrowed $956,000 from Sparkasse Jena for the purchase of a building with an interest rate of 7%. The loan matures in June of 2011. Approximately $83,000 is included in current portion of long-term debt. The loan is collateralized by the land and the building.

      k) As of June 2001, FCJ financed $369,000 towards the cost of a new building for FiberCore Machinery, with an interest rate of 16% due in November of 2006. Approximately $65,000 is included in current portion of long-term debt. The lease is collateralized by the building.

Scheduled maturities of long-term debt and capital leases are as follows at December 31, 2002:

                  (Dollars in thousands)
                  2003                  $   15,114
                  2004                       3,815
                  2005                       2,157
                  2006                       9,529
                  2007                       2,256
                  2008 and thereafter        3,943
                                        ----------
                  Total                 $   36,814
                                        ==========

(10)  401-K PLAN

On January 1, 2002, formed the FiberCore, Inc. 401(k) Retirement Plan ("Plan"). All employees who have completed at least three consecutive months of service and are age 21 or older are eligible to participate. Employer contributions through December 31, 2002 are vested over three years. The Company match consisted of 3% of compensation up to a maximum compensation level of $200,000. Employer contributions and expenses related to the Plan were $44,000 for 2002.

(11) COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have entered into various leases for its office and production space. The Company's office lease is on a monthly basis at a monthly rental of $2,750. FCJ conducts part of its operations from premises under an operating lease. The lease provides for fixed monthly rental payments of $23,000 for 2002 and $19,000 for 2003. The lease expires December 31, 2003, however, the Company has the option to renew the lease annually with six months notice. The Company intends to remain at these premises and use them in conjunction with the new building, which has been completed and was put into use in February of 2002. Xtal owns the land and buildings in which its operations are conducted.

Future minimum lease payments under non-cancelable operating leases (with minimum or remaining lease terms in excess of one year) are as follows, as of December 31, 2002:

      (Dollars in thousands)

         FISCAL YEAR ENDING
            DECEMBER 31,             AMOUNT
      ------------------------     ---------
      2003....................         2,243
      2004....................         2,079
      2005....................         2,076
      2006 ...................         1,901
      2007 ...................         1,975
      2008 and thereafter ....           ---
                                   ---------
           Total..............     $  10,274
                                   =========
Included in the statements of operations for the years ended December 31, 2002, 2001 and 2000 is operating lease expense of $2,006,000, $1,377,000, and $396,000, respectively.

The Company has two vendor supply contracts which contain "take or pay" provisions to the extent that the Company purchases less than the agreed upon annual percentage covered by the annual purchase order. One contract also contains "take or pay" provisions if the vendor delivers less than the agreed upon amount covered by the annual purchase order. If the vendor delivers less than the contracted amount, they are required to pay a fee to FiberCore based on the amount of the shortage. The Company and Xtal are currently engaged in arbitration with one of these suppliers regarding volumes not taken during the fourth quarter of 2001, which is described more completely below. The Company currently has $6,378,000 for 2003 under these take or pay contracts.

Xtal is party to a three (3) year take-or-pay contract expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001, Xtal purchased approximately $10,900,000 of product under the contact. The contract calls for monthly purchases of preform with 50% of the volume at a fixed price and 50% to be set quarterly based on market prices. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related, agreement, which is not a take-or-pay agreement. The total amount in dispute is approximately $4,400,000, with approximately $3,700,000 related to the take-or-pay contract. Xtal and the Company have submitted their position to the arbitration panel. However, if Xtal were to ultimately lose, Xtal could be required to purchase the preforms in question as well as pay the costs of arbitration. In that case, the legal costs of arbitration would negatively impact the Company's operating results, but the costs of the material would become part of inventory/cost of sales. This could potentially have a negative operating impact as well, depending on the price of the preforms determined in the arbitration ruling versus the market price of the preforms at the time of the ruling. The parties have had settlement discussions during this period but have not reached an agreement at this time. Xtal continued to purchase preforms from Shin Etsu under the contract through the first quarter of 2002.

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

ALT is contingently liable for certain debt of a former subsidiary, Allied Controls, Inc. ("Allied"), in the amount of approximately $188,000. Allied is current in its payments with respect to this debt.

The Company is a co-guarantor with the other joint venture partners for certain credit facilities provided by banks to MEFC. The assets of MEFC collateralize the obligations under the credit facility. At December 31, 2002, the Company was contingently liable for these loans in the amount of approximately $144,000.

In addition to the above, the Company is subject to various claims, which arise in the ordinary course of business. The Company believes such claims, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

(12) STOCKHOLDERS' EQUITY

The Company has completed the following sales of securities during the past three years:

      1) a private placement in reliance on Section 4(2), dated May 16, 2000, pursuant to which the Company issued 485,002 shares to ten offshore accredited investors for $1,550,000;

      2) a private placement in reliance on Section 4(2), dated May 19, 2000, pursuant to which the Company issued 4,451,529 shares of Common Stock to Tyco Electronics Corporation, a wholly owned subsidiary of Tyco International Ltd, upon its conversion of $6,432,000 outstanding debt, including interest, and issued 2,765,487 shares of Common Stock upon the exercise of warrants for $2,000,000;

      3) a private placement in reliance on Section 4(2) with Crescent International Ltd, ("Crescent") dated June 9, 2000, with respect to a $30,000,000 commitment pursuant to which the Company:

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

            o a private placement in connection with transactions with Crescent, pursuant to which the Company issued to Gruntal, its then investment banker and agent in the Crescent transactions, warrants to purchase up to 504,146 shares includes 47,260 warrants issued December 29, 2000, of Common Stock at a weighted average exercise price of $3.56; and

            o During the fourth quarter of 2002, Crescent informed the Company that it had decided not to extend the existing equity agreement, which was scheduled to expire December 31, 2002, between Crescent and the Company, providing for the sale of common stock to Crescent. At that time, Crescent indicated that they had no current plans to sell any common stock in the Company held by Crescent.

      4) a private placement in reliance on Section 4(2), dated September 5, 2000, pursuant to which the Company issued 1,352,275 shares of Common Stock to Tyco Sigma Limited, a wholly owned subsidiary of Tyco International Ltd., for $9,000,000;

      5) an offering in reliance on Regulation S, dated September 15, 2000 pursuant to which the Company issued 155,718 shares of Common Stock to two venture capital companies located outside the U.S. for $1,110,000;

      6) On August 20, 2001, the Company replaced existing $19,000,000 equity line with Crescent with a new line totaling the same amount. Pursuant to the new agreement the Company has completed the following transactions:

            o a private placement in reliance on Section 4(2), dated August 20, 2001 pursuant to which the Company issued 661,625 shares of Common Stock to Crescent for $3,000,000; and

            o a private placement in reliance on Section 4(2), dated October 31, 2001, pursuant to which the Company issued 446,667 shares of Common Stock to Crescent for $1,000,000.

      7) As of January 15, 2002, the Company sold $5,000,000 of 5% convertible subordinated debentures to a group of investors consisting of Riverview Group, LLC, Laterman & Co. and Forevergreen Partners. The Company's agreements with the investors require the Company to register the shares of the Company's common stock issuable upon conversion of the debentures or exercise of warrants sold to the investors in connection with the sale of the debentures. The Company is in the process of registering the resale of the shares into which the debentures may be converted and the shares issuable upon exercise of the described warrants. The debentures mature in January 2004, but the Company must redeem $500,000 of the outstanding debentures each month, commencing April 1, 2002, and may do so in shares of the Company's common stock if certain conditions are met.


The Company used the proceeds from the foregoing sales of securities primarily to finance the acquisition of Xtal and improvements at Xtal's facilities and for research and development activities, support the Company's expansion program including capacity expansion and productivity initiatives in Germany, initial funding for FiberCore Africa, working capital and other Corporate purposes.

In connection with the Company's transaction with Crescent, the Company filed a registration statement on Form S-3, which became effective on September 29, 2000 and was updated with the registration statement which became effective June 3, 2002. The registration statement provided for Crescent's resale of the shares of Common Stock previously issued to Crescent, the shares of Common Stock issuable to Crescent upon exercise of warrants, and 456,886 shares of Common Stock issuable upon exercise of warrants issued to Gruntal. The registration statement also included a shelf registration of 4,200,000 shares of Common Stock, which the Company may sell through one or more underwritten offerings. As of December 31, 2002, the Company had not sold any shares under the registration statement. During the fourth quarter of 2002, Crescent informed the Company that it had decided not to extend the existing equity agreement, which was scheduled to expire December 31, 2002, between Crescent and the Company, providing for the sale of common stock to Crescent. At that time, Crescent indicated that they had no current plans to sell any common stock in the Company held by Crescent.

The Company has issued stock options under the 1997 Incentive Stock Option Plan, a 1998 Non-qualified Stock Option Agreement and the 2000 Long-term Incentive Stock Plan. Options vest at various dates, generally over the three-year period from the date of the grant. The options granted in 2002, 2001 and 2000 expire ten (10) years from the grant date. The option price is not less than the fair market value of the shares on the date of the grant.

The following represents the stock option activity, price range and weighted average price during the three years ended December 31, 2002.
                                                                     WEIGHTED
                                      NUMBER OF    EXERCISE PRICE     AVERAGE
                                        SHARES         RANGE         EXERCISE
                                     ----------   ---------------    ----------
Outstanding at December 31, 1999     6,073,151      $0.01-$2.12        $0.64
Granted in 2000                        110,416      $3.81-$4.91        $3.92
Exercised in 2000                   (1,172,986)     $0.01-$1.58        $0.47
Expired in 2000                       (493,798)     $1.16-$2.13        $1.42
                                     ------------------------------------------
Outstanding at December 31, 2000     4,516,783      $0.19-$4.91        $0.60
Granted in 2001                        781,500      $4.12-$6.11        $4.46
Exercised in 2001                     (548,831)     $0.19-$1.58        $0.28
Expired in 2001                       (192,000)     $0.27-$4.12        $0.53
                                     ------------------------------------------
Outstanding at December 31, 2001:    4,557,452      $0.19-$6.11        $1.30
Granted in 2002                        547,500      $0.21-$2.39        $2.20
Exercised in 2002                       (7,000)     $0.27              $0.27
Expired in 2002                       (153,500)     $0.56-$4.12        $2.84
                                     ------------------------------------------
Outstanding at December 31, 2002:    4,944,452      $0.19-$6.11        $1.35
                                     ==========================================
At December 31, 2002:
Exercisable                          4,031,622      $0.19-$6.11        $0.97
Not Exercisable                        912,830      $0.21-$6.11        $3.07

The weighted average fair value of options granted during 2002, 2001 and 2000 was $1.77, $2.64 and $3.09, respectively

Options vest at various dates, generally over the three-year period from the date of the grant. The options granted in 2002, 2001 and 2000 expire ten (10) years from the grant date.

A summary of the status of the Company's stock options and weighted average prices at December 31, 2002 are as follows:

                                    WEIGHTED                           WEIGHTED
                                     AVERAGE                           AVERAGE
     RANGE OF          OPTIONS      EXERCISE  REMAINING    OPTIONS     EXERCISE
  EXERCISE PRICE     OUTSTANDING      PRICE     YEARS    EXERCISABLE    PRICE
  --------------     -----------    --------  ---------  ------------   -------

  $0.19 - $0.56      3,000,827        $0.24        6     2,960,827      $0.24
  $0.57 - $1.50        223,709        $1.47        9       148,709      $1.45
  $1.51 - $4.91      1,567,916        $3.03        7       868,085      $3.05
  $4.92 - $6.11        152,000        $5.78        8        54,001      $5.79
                     ---------        -----              ---------      -----
  $0.19 - $6.11      4,944,452        $1.36              4,031,622      $0.97
                     =========        =====              =========      =====

(13) INCOME TAXES

The provision (benefit) for income taxes consists of the following components:

(Dollars in thousands)     2002       2001      2000
                         -------    -------   -------
Current:
   Federal               $    --    $    --   $    --
   State                      (3)        --         8
   Foreign                  (151)     2,709     1,946
                         -------    -------   -------
                         $  (154)   $ 2,709   $ 1,954
                         -------    -------   -------
Deferred:
   Federal               $    --    $    --   $    --
   State                      --         --        --
   Foreign                   625        297       100
                         -------    -------   -------
                             625        297       100
                         -------    -------   -------
                         $   471    $ 3,006   $ 2,054
                         -------    -------   -------

The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before income taxes as a result of the following:

(Dollars in thousands)      2002         2001       2000
                          --------    --------   --------
U.S. Federal income tax
  (benefit) at
  statutory rate          $(10,406)   $  1,220   $   (113)
State income taxes, net
  of Federal benefit            (3)          1          5

Non-deductible expenses       (719)        214      2,181
Foreign tax rate
  differential                (134)        314       (269)

Recognition of NOL              --          --         --
Losses with no tax
  benefit                   11,733       1,210        303

Other, net                      --          47        (53)
                          --------    --------   --------
                          $    471    $  3,006   $  2,054
                          ========    ========   ========

The significant components of the deferred tax assets as of December 31, 2002 and December 31, 2001 are as follows:

(Dollars in thousands)                  2002        2001
                                      --------    --------
Deferred Liabilities:
   Reserves                           $   (173)   $     (1)
                                      --------    --------
Total Deferred Tax Liability          $   (173)   $     (1)
                                      --------    --------
Deferred Assets:
   Reserves                           $  5,452    $  1,004
                                      --------    --------
   Net Operating loss carry-forward     16,290       9,941

   Foreign tax credit                       --         273
                                      --------    --------
Total Deferred Tax Asset              $ 21,742    $ 11,218
Total Deferred Tax
   Asset/(Liability)                    21,569      11,217
                                      --------    --------
Valuation allowance                    (21,569)    (10,834)
                                      --------    --------
   Net Deferred Tax
     Asset/(Liability)                $     --    $    383
                                      ========    ========

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In 2002, FiberCore has recorded a full valuation allowance for all current year losses. In 2001, FiberCore retained a full valuation allowance against the net operating losses of Xtal that were acquired in June 2000. The net deferred tax assets applicable to FiberCore and its major operating subsidiaries (including FiberCore Jena A.G. and FiberCore Brasil, S.A.) are now fully reserved. The total valuation allowance increased by $10,735,000, $3,097,000 and $2,038,000 in 2002, 2001, and 2000 respectively.

FiberCore, Inc. has net operating loss carry-forwards available of approximately $24,030,000 at December 31, 2002 for federal tax purposes. There has been no federal income tax expense for the years 2002, 2001, and 2000. The majority of the net operating loss carry-forwards expire in the years 2009 through 2022.

FiberCore Jena A.G. has net operating loss carry-forwards available of approximately $396,000 and $615,000 for corporate income tax purposes and municipal trade tax purposes respectively at December 31, 2002.

FiberCore Brasil, S.A. has net operating loss carry-forwards available of approximately $17,848,000. In Brazil, the use of the net operating losses is limited to 30% of taxable income per year. The net operating loss carry-forwards may be carried forward indefinitely.

FiberCore Systems, Inc., previously known as ALT, has pre-acquisition net operating loss carry-forwards available of approximately $519,000 at December 31, 2002 for federal and state tax purposes. The loss carry forwards expire between the years 2004 and 2008.

(14)  MAJOR CUSTOMERS

For 2002, one customer exceeded the 10% level of consolidated sales. Optical Cable Corporation represented 17% of the Company's sales in 2002 and 7% in 2001. In 2001, Cabelte Cabos Electricos SA was the only company that exceeded the 10% level with sales to them totaling 19% of sales. In 2000, Furukawa Industrial S/A Produtos Eletricos was the only company that exceeded the 10% level with sales to them totaling 11% of sales.

As of December 31, 2002, Furukawa Industrial S/A Produtos Eletricos and Optical Cable Corporation accounted for 12% and 21%, respectively, of accounts receivable.

(15)  RELATED PARTY TRANSACTIONS

In 2002, the Company had sales to MEFC of $116,000 in which the Company holds a 7% interest; sales in 2001 to MEFC were $975,000. On August 1, 2000, Mr. Steven Phillips assumed the role of interim Chief Financial Officer. He continued in that role through July 26, 2001, at which time he resumed his role as a consultant to the Company. Prior to July 31, 2000 and subsequent to July 26, 2001, the Company had a consulting agreement with One Financial Group Incorporated ("OFG"), a company controlled by Mr. Phillips who is also a director of the Company. OFG provides services as a financial advisor. In 2002, the Company incurred costs of $223,000. For the period July 27, 2001 to December 31, 2001, the Company incurred costs of $119,000 in connection with services rendered by OFG. During the period from January 1, to July 31, 2000, the Company incurred costs of $116,000.

(16)  FOREIGN OPERATIONS

The Company has operations in three principal geographic areas: the United States (Company and DCI), Germany (FCJ), and Brazil (Xtal). Following is a summary of information by area for the years ended December 31, 2002, 2001 and 2000:

(Dollars in thousands)                                                  2002        2001       2000
                                                                        ----        ----       ----
Net sales to customers in:
   United States ................................................     $11,903     $ 9,981     $ 4,241
   Germany ......................................................       2,274       5,198       5,432
   United Kingdom ...............................................       1,589       3,955       2,895
   Brazil .......................................................       1,657      24,360          --
   Other ........................................................       8,134       8,868       2,102
                                                                      -------     -------     -------
Net sales as reported in the accompanying consolidated statements
   of operations ................................................     $25,557     $52,362     $12,126
                                                                      =======     =======     =======
Long-lived assets:
   United States(1) .............................................     $ 7,556     $ 8,520     $ 7,938
   Germany ......................................................      37,018      22,524       7,432
   Brazil(2) ....................................................      10,348      31,929      25,278
   Malaysia .....................................................          --       5,334       5,334
   South Africa .................................................         320          --          --
                                                                      -------     -------     -------
   Total long-lived assets ......................................     $55,242     $68,307     $45,982
                                                                      =======     =======     =======

(1)   Includes $506 of Goodwill in 2001.
(2)   Includes $10,391 of Goodwill in 2001

Inter-company sales are eliminated in consolidation and are excluded from net sales reported in the accompanying consolidated statements of operations. Long-lived assets are those that are identifiable with operations in each geographic area. FC Asia had no significant operations since its formation in 1997.

(17)  QUARTERLY FINANCIAL INFORMATION (unaudited)

(Dollars in thousands)
                         QUARTERS                               FIRST         SECOND         THIRD         FOURTH
--------------------------------------------------------    -----------    ----------     ----------    ----------

2002(1)
-------
Net sales                                                   $     7,885    $    6,374     $    6,107    $    5,191
Gross Profit (loss)                                                (185)          659            671        (1,379)
Net loss                                                          4,078         5,143          5,118        16,738
Basic loss per share                                        $      0.07    $     0.08     $     0.08    $     0.24
Diluted income (loss) per share                             $     (0.07)   $    (0.08)    $     0.08    $     0.24

2001(2)
-------
Net sales                                                   $    16,226    $   18,066     $    8,823    $    9,247
Gross profit (loss)                                               6,591         7,230          3,089          (632)
Net  income (loss)                                                2,979         3,049         (2,241)       (3,307)
Basic  income (loss) per share(6)                           $      0.05    $     0.05     $    (0.04)   $    (0.05)
Diluted  income (loss) per share                            $      0.05    $     0.05     $    (0.04)   $    (0.05)

2000(4)
-------
Net sales                                                   $     3,453    $    6,413     $   13,188    $   13,865
Gross profit                                                        732         1,690          3,859         5,520
Net income (loss) (4)                                              (496)       (5,333)           836         2,296
Basic income (loss) per share (6)                           $     (0.01)   $    (0.11)    $     0.02    $     0.04
Diluted income (loss) per share (5)                         $     (0.01)   $    (0.11)    $     0.01    $     0.04

(1) The results for the fourth quarter included approximately $10,748 of write-offs for goodwill, patents and deferred expenses.

(2)  The Company purchased DCI as of June 1, 2001

(3)  The Company purchased Xtal as of June 1, 2000

(4) During the second quarter the Company recorded a non-cash interest charge of $5,317 related to beneficial conversion features on convertible debt.

(5) As the Company reported a consolidated net loss for the year ended December 31, 2000, basic and diluted earnings per share for that period were the same. As the Company reported a consolidated net income for the third and fourth quarter of 2000, the Company had both basic and diluted earnings per share for those periods.

(6) The sum of the quarterly loss per share does not equal the annual loss per share due to rounding.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

            Not Applicable



             (The remainder of this page intentionally left blank.)

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

The following tables set forth certain information with respect to each person who was an executive officer or director of the Company as of December 31, 2002.

           NAME              AGE                  POSITION
--------------------------   ---   -----------------------------------------
Dr. Mohd A. Aslami            56   Chairman of the Board of Directors, Chief
                                     Executive Officer, and President
Charles De Luca               65   Member of the Management Board of FCJ and
                                     Director
Robert P. Lobban              48   Chief Financial Officer and Treasurer
Steven Phillips               57   Director and Consultant
Zaid Siddig                   64   Director
Javad K. Hassan               62   Director
Michael A. Robinson (1)       37   Director

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

Mr. Lobban joined FiberCore in April of 2001 as the Vice President of Finance and was named Chief Financial Officer and Treasurer July 27, 2001. Prior to joining the Company, Mr. Lobban was the Chief Financial Officer of a publicly held manufacturing company in Phoenix, Arizona. He has 25 years experience as a senior financial executive including nine years as a management consultant to several Fortune 500 companies. Mr. Lobban holds a Bachelor of Science Degree in Industrial Engineering from Northeastern University and a Masters in Business Administration from the Harvard Graduate School of Business.

Mr. Phillips became interim Chief Financial Officer and Treasurer of the Company in August 2000 and continued in that role until July 26, 2001. Mr. Phillips served as a financial consultant to the Company for many years prior to assuming the role of interim Chief Financial Officer and has resumed the role of financial consultant as of July 27, 2001. He became a director of the Company in May 1995 and became a director of ALT in May 1989. He also served as interim Chief Financial Officer for a start-up internet company and as Chief Financial Officer of the Winstar Government Securities Company L.P., a registered

U.S. Government securities dealer which he co-founded. Since August 1987, Mr. Phillips has served as a director of James Money Management, Inc. a private investment company.

Mr. Siddig was one of the founding partners and a Director of SpecTran Corporation (subsequently acquired by Lucent Technologies), an optical perform and fiber manufacturing company, from its inception in 1981 until 1991. He previously served as a Director of FiberCore from 1994 through 1997. Mr. Siddig is currently a private investor. Mr. Siddig's appointment was voted on at the Company's Annual Meeting on August 16, 2002.

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

Mr. Robinson became a director of the Company in October 2000. Mr. Robinson was the Senior Vice President and Corporate Treasurer of Tyco International Ltd., a global, diversified manufacturing and service company. Mr. Robinson was appointed Treasurer of Tyco in March 1998. Prior to this appointment, he was a Vice President in the Investment Banking Department at Merrill Lynch, focusing on conglomerate and healthcare companies. Previously, he held positions at Colgate-Palmolive and Bankers Trust Company. Mr. Robinson holds a Bachelors Degree in Accounting, summa cum laude, from Florida A&M University and a Masters of Business Administration Degree from the Graduate School of Business at Harvard University.

      (1) Concurrently with a resignation from his position as Treasurer of Tyco, Mr. Robinson submitted his resignation from the FiberCore Board of Directors in January 2003.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that during the year ended December 31, 2002 all of its executive officers and directors complied with the requirements of
Section 16(a), except that Mr. Javad K. Hassan, a director of the Company, did not timely file the report on Form 4 with respect to his acquisition of options to purchase up to 5,000 shares of the Company's common stock.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

Following is a summary of the compensation earned and/or paid to the Company's Chief Executive Officer and its most highly compensated executive officers for the last three years.

                                                                                       Restricted       Securities
                                     Fiscal                            Other Annual       Stock         Underlying
   Name and Principal Position        Year      Salary $     Bonus $   Compensation     Award(s)     Options/SARs(#)
---------------------------------  ---------  ------------  ---------  ------------  --------------  ---------------
Dr. Mohd Aslami                       2002      380,000        --            --             --           100,000
   Chairman, Chief Executive          2001      360,000      72,000          --             --           250,000
   Officer & President                2000      200,000      70,000          --             --

Charles De Luca                       2002      140,000        --            --             --            25,000
   Director, Member of Board          2001      135,000      20,000          --             --            60,000
   Management of FiberCore            2000      115,000      25,000          --             --
   Jena AG

Steven Phillips (*)interim Chief      2002         --          --                                         39,000
   Financial Officer, Treasurer       2001      116,666      23,350          --             --            66,000
   and Director                       2000       83,333      21,000          --             --              --

Robert P. Lobban(***), Chief          2002      173,250        --            --             --            15,000
   Financial Officer and              2001      111,903      16,500          --             --            85,000
   Treasurer

Michael J. Beecher(**)
   Chief Financial Officer &
   Treasurer                          2000       67,083        --            --            --               --

* For the five months commencing August 1, 2000 and for seven months ended July 26, 2001. Options to purchase up to 5,000 shares of the Company's common stock were granted to Mr. Phillips as a Director of the Company in 2001 and in 2002.

**   For the seven months ended July 31, 2000

*** For the eight months commencing April 26, 2001. Mr. Lobban became Chief Financial Officer and Treasurer on July 27, 2001.

The Company has issued stock options that are exercisable as of December 31, 2002 from the 1997 Incentive Stock Option Plan, a 1998 Non-qualified Stock Option Agreement and the 2000 Long-term Incentive Stock Plan. Options vest at various dates, generally over the three-year period from the date of the grant. The options granted in 2002, 2001 and 2000 expire ten (10) years from the grant date. The option price is not less than the fair market value of the shares on the date of the grant. The 1997 Plan provided for the issuance of up to 5,000,000 shares. 952,000 shares were issued under such plan. The non-qualified plan provided for options in lieu of salary. 3,679,729 options were issued under this plan. The 2000 Plan provides for the issuance of up to 7,500,000 shares of common stock, upon the exercise of options granted under such plan. 1,464,416 shares have been issued under the Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------

The following table lists the options granted to the executive officers during the year ended December 31, 2002.

------------------------------------------------------------------------------------------------------------------------
                                                  INDIVIDUAL GRANTS
                                                  -----------------
------------------------------------------------------------------------------------------------------------------------
     Name        Number of      % of Total    Exercise       Expiration        Potential realized        Potential
     ----        Securities      Options/      or base          Date           values at assumed      realized values
                 Underlying    SARs Granted     price           ----          annual rates of stock   at assumed annual
                  Options/     to Employees   ($/Share)                        price appreciation      rates of stock
                    SARs        in Fiscal     ---------                         for option term            price
                  Granted          Year                                         ---------------        appreciation.
                    (#)            ----                                              5%($)             for option term
                    ---                                                                                ---------------
                                                                                                           10% ($)
--------------- ------------- --------------- ----------- ------------------ ---------------------- -------------------
Dr. Mohd             100,000       18%          $2.38     Jan. 27, 2012             $149,677              $379,311
Aslami

--------------- ------------- --------------- ----------- ------------------ ---------------------- -------------------
Charles De            25,000        5%          $2.38     Jan. 27, 2012              $37,419               $94,828
Luca

--------------- ------------- --------------- ----------- ------------------ ---------------------- -------------------
Steven                34,000        7%          $2.38     Jan. 27, 2012              $50,890              $128,966
Phillips               5,000                    $0.21     Aug. 15, 2012                 $660                $1,673

--------------- ------------- --------------- ----------- ------------------ ---------------------- -------------------
Robert P.             15,000        3%          $2.38     Jan. 27, 2012              $22,452               $56,897
Lobban
--------------- ------------- --------------- ----------- ------------------ ---------------------- -------------------

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTIONS/SAR VALUES

The following table lists the options/SARs exercised during the year and the options/SARs held by the executive officers that were unexercised at December 31, 2002.

                                                                      NUMBER OF SECURITIES
                                                                     UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                          OPTIONS/SARS           IN-THE-MONEY OPTIONS/SARS
                                                                     AT FISCAL YEAR-END (#)       AT FISCAL YEAR-END ($)
                                 SHARES ACQUIRED       VALUE              EXERCISABLE/                 EXERCISABLE/
             NAME                ON EXERCISE (#)   REALIZED ($)          UNEXERCISABLE                 UNEXERCISABLE
-------------------------------  ---------------  --------------  ----------------------------  ---------------------------
Dr. Mohd Aslami                            0                 $0        1,342,224/183,333                $138,683/$0
Charles De Luca                            0                 $0          495,022/45,000                  $59,807/$0
Robert P. Lobban                           0                 $0          28,334/71,666                     $0/$0


Compensation Committee
----------------------

         In April 2000 the Board of Directors established a Compensation Committee. The board members participating on the committee are Michael
         A. Robinson, Zaid Siddig and Javad K. Hassan. Mr. Robinson was the Chairman of the committee. Concurrently with a resignation from his position as Treasurer of Tyco, Mr. Robinson submitted his resignation from the FiberCore Board of Directors in January 2003.

Executive Compensation Program

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

Basis of 2002 Compensation
--------------------------

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

On August 1, 2000, Mr. Steven Phillips assumed the role of interim Chief Financial Officer. He continued in that role through July 26, 2001, at which time he resumed his role as a consultant to the Company. Prior to July 31, 2000 and subsequent to July 26, 2001, the Company had a consulting agreement with One Financial Group Incorporated ("OFG"), a company controlled by Mr. Phillips who is also a director of the Company. OFG provides services as a financial advisor. In 2002, the Company incurred costs of $223,000. For the period July 27, 2001 to December 31, 2001, the Company incurred costs of $119,000 in connection with services rendered by OFG. During the period from January 1, to July 31, 2000, the Company incurred costs of $116,000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                               Number of securities
                                                                                               remaining available for
                                                                                               future issuance under
                              Number of securities to                 Weighted-average         equity compensation
                              be issued upon exercise                 exercise price of        plans (excluding
                              of outstanding options,                 outstanding options,     securities reflected in
                              warrants and rights                     warrants and rights      column (a))
Plan category                          (a)                                     (b)                       (c)
Equity compensation plans
approved by security
holders                              --                                       --                         --

Equity compensation plans
not approved by
security holders                   4,944,452                                  1.35                    6,165,084
                                   ---------                                  ----                    ---------

          Total                    4,944,452                                  1.35                    6,165,084
                                   =========                                  ====                    =========

The following table sets forth certain information regarding the ownership of the Common Stock as of December 31, 2002 with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Executive Compensation Table, (iii) each director of the Company and (iv) all the directors and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

             NAME AND ADDRESS (1)                  SHARES OWNED                            % OWNED
-------------------------------------------------  ------------                          ------------
Mohd Aslami......................................    7,362,171          (2), (9)              9.4
Charles De Luca..................................    5,580,412          (3), (9)              7.12
Robert Lobban....................................      110,200            (7)                 0.14
Steven Phillips..................................    3,009,580          (4), (9)              3.84
Zaid Siddig......................................      544,198                                0.69
Javad K. Hassan..................................       78,333            (5)                 0.10
Michael Robinson.................................           --            (6)                   --
Tyco International Ltd...........................   11,628,224            (8)                14.84
All directors and executive officers as
   a group (7 persons)...........................   21,559,501                               29.67

(1) The addresses of the persons and entities named in this table are as follows: Messrs. Aslami, De Luca, Phillips, Lobban, Siddig and Hassan, c/o FiberCore, Inc., P.O. Box 180, 253 Worcester Road, Charlton, Ma 01507; Mr. Robinson and Tyco International Ltd., 9 West 57th Street, New York, New York 10022.

(2) Includes 1,389,158 shares and warrants to purchase 323,082 shares held by Dr. Aslami's wife, and 1,587,569 shares held by the Ariana trust of which Dr. Aslami's wife is the trustee and his children are beneficiaries. Also includes 1,885,309 options and warrants to purchase shares of the Company held directly by Dr. Aslami.

(3) Includes 2,396,772 shares and warrants to purchase 323,082 shares held by Elizabeth De Luca, Mr. De Luca's wife. Also includes 566,740 options and warrants to purchase shares of the Company held directly by Mr. De Luca.

(4) Includes 348,173 options and warrants to purchase shares of the Company and 1,243,712 in options held by One Financial Group, Incorporated, a Company controlled by Mr. Phillips. Also includes 1,386,027 shares held by Mr. Phillips' wife.

(5) Includes options to acquire 25,000 shares held by Mr. Hassan, as outside director compensation.

(6) Mr. Robinson, Senior Vice President and Corporate Treasurer of Tyco International Ltd, was elected to the Company's Board of Directors on October 12, 2000. Mr. Robinson submitted his resignation to the Board of Directors as of January 2003.

(7)  Includes options to acquire 100,000 shares.

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

The Company is currently in a state of default with the holders of the Subordinated Convertible Debentures. The Company is also currently in a state of default with Algar under the terms of a Loan Agreement. This causes a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. Also, in the event the Company is delisted from the Nasdaq SmallCap Market, this would give rise to an additional default under the terms of the Subordinated Convertible Debentures, that would cause an additional cross default on the

Fleet credit facility. In the event of a default of the Credit Facility, Fleet could exercise the provisions of a guarantee given by Tyco International Group S.A. to be paid in full by Tyco and Tyco would then assume Fleet's position as a creditor of the Company. In this case, Tyco would also have the right to assume control of the Company's Board of Directors.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

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

CONSULTING

On August 1, 2000, Mr. Steven Phillips assumed the role of interim Chief Financial Officer. He continued in that role through July 26, 2001, at which time he resumed his role as a consultant to the Company. Prior to July 31, 2000 and subsequent to July 26, 2001, the Company had a consulting agreement with One Financial Group Incorporated ("OFG"), a company controlled by Mr. Phillips who is also a director of the Company. OFG provides services as a financial advisor. In 2002, the Company incurred consulting costs of $223,000. For the period July 27, 2001 to December 31, 2001, the Company incurred costs of $119,000 in connection with services rendered by OFG. During the period from January 1, to July 31, 2000, the Company incurred costs of $116,000.

ITEM 14.    CONTROLS AND PROCEDURES
            -----------------------

(a)   Evaluation of disclosure and procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days of the filing date of this Annual Report on Form 10-K and concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b)   Change in internal controls

There were no significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

                                     PART IV
                                     -------

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

(a)         1.    FINANCIAL STATEMENTS

                  See ITEM 8 of this Report.

            2.    FINANCIAL STATEMENT SCHEDULES

                  The required disclosures are included in the footnotes to the Financial Statements.

            3.    EXHIBITS

                  a. 99.1 Certification by the Chief Executive Officer of the Registrant pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  b. 99.2 Certification by the Chief Financial Officer of the Registrant pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K

      o   Current Report on Form 8-K Report filed on November 26, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIBERCORE, INC.
                              -----------------------------------------------
                              (Registrant)

May 19, 2003                  By: /s/ Dr. Mohd A. Aslami
                                  -------------------------------------------
                                  Dr. Mohd A. Aslami
                                  Chairman, Chief Executive Officer
                                  and President (Principal Executive Officer)

May 19, 2003                  By: /s/ Robert P. Lobban
                                  -------------------------------------------
                                  Robert P. Lobban
                                  Chief Financial Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Dr. Mohd A. Aslami                                            May 19, 2003
-------------------------   Chairman of the Board,
Dr. Mohd A. Aslami          President
                            Chief Executive Officer
                            Director


/s/ Charles De Luca                                               May 19, 2003
-------------------------
Charles De Luca             Secretary and Director


/s/ Steven Phillips                                               May 19, 2003
-------------------------
Steven Phillips             Director


/s/ Zaid Siddig                                                   May 19, 2003
-------------------------
Zaid Siddig                 Director


/s/ Javad K. Hassan                                               May 19, 2003
-------------------------
Javad K. Hassan             Director

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Mohd A. Aslami, certify that:

1.    I have reviewed this yearly report on Form 10-K of FiberCore, Inc.;

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this yearly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

      c) presented in this yearly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: May 19, 2003            /s/ Mohd A. Aslami
                                    -------------------------------------------
                                    Mohd A. Aslami
                                    Chairman, President and Chief Executive
                                      Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

      I, Robert P. Lobban, certify that:

      1.    I have reviewed this yearly report on Form 10-K of FiberCore, Inc.;

      2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this yearly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

            c) presented in this yearly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


            Date: May 19, 2003            /s/ Robert P. Lobban
                                          ------------------------------------
                                          Robert P. Lobban
                                          Chief Financial Officer

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