Form 10-Q
period 2003-03-31
FIBERCORE INC
filed 2003-05-22
CIK 917770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [_}

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act

                                 Yes [_] No [X]

      (a) For accelerated filers (as defined in 17 CFR 240.12b-2):

      (i) 90 days after the end of the fiscal year covered by the report for fiscal years ending on or after December 15, 2002 and before December 15, 2003;

      (ii) 75 days after the end of the fiscal year covered by the report for fiscal years ending on or after December 15, 2003 and before December 15, 2004; and

      (iii) 60 days after the end of the fiscal year covered by the report for fiscal years ending on or after December 15, 2004; and

      (b) 90 days after the end of the fiscal year covered by the report for all other registrants.

(3) Transition reports on this Form shall be filed in accordance with the requirements set forth in Rule 13a-10 (17 CFR 240.13a-10) or Rule 15d-10 (17 CFR 240.15d-10) applicable when the registrant changes its fiscal year end.

(4) Notwithstanding paragraphs (2) and (3) of this General Instruction A., all schedules required by Article 12 of Regulation S-X (17 CFR 210.12-01 - 210.12-29) may, at the option of the registrant, be filed as an amendment to the report not later than 30 days after the applicable due date of the report.

The number of shares of the Registrant's common stock outstanding as of May 20, 2003 - 68,876,094.

                        FIBERCORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I   FINANCIAL INFORMATION ............................................    3

         ITEM 1.  FINANCIAL STATEMENTS                                         3

                  CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2003
                  AND DECEMBER 31, 2002 (UNAUDITED) .......................    3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED) ..    4

                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                  INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2003
                  AND 2002 (UNAUDITED) ....................................    5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED) ..    6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED) .............................................    7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS .....................   15

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK ....................................................   20

         ITEM 4.  CONTROLS AND PROCEDURES .................................   20

PART II  OTHER INFORMATION ................................................   21

         ITEM 1.  LEGAL PROCEEDINGS .......................................   21

         ITEM 2.  CHANGES IN SECURITIES ...................................   22

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .........................   22

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....   22

         ITEM 5.  OTHER INFORMATION........................................   22

         ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K ..........................   22

SIGNATURES AND CERTIFICATIONS .............................................   23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                       March 31,   December 31,
                                                         2003          2002
                                                       ---------   ------------
                        ASSETS
Current assets:
      Cash ..........................................  $     557   $      1,392
      Accounts receivable - net .....................      2,659          2,958
      Receivable from government grants .............      4,182          7,571
      Other receivables .............................      4,405          2,289
      Inventories ...................................      5,212          5,421
      Prepaid and other current assets ..............        769            730
                                                       ---------   ------------
            Total current assets ....................     17,784         20,361
                                                       ---------   ------------
Property and equipment ..............................     63,742         56,486
Less - accumulated depreciation .....................    (10,154)        (9,049)
                                                       ---------   ------------
          Property and equipment - net ..............     53,588         47,437
                                                       ---------   ------------
Other assets:
      Restricted cash ...............................      2,069          1,990
      Patents - net .................................        352            354
      Deposit on equipment ..........................          8          3,020
      Investments in joint ventures .................        925            925
      Other .........................................      3,274          1,516
                                                       ---------   ------------
            Total other assets ......................      7,078          7,805
                                                       ---------   ------------
            Total assets ............................  $  78,450   $     75,603
                                                       =========   ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable .................................  $  21,506   $     17,558
      Current installment on long-term debt .........     14,354         15,114
      Accounts payable ..............................      8,318          8,462
      Accrued expenses ..............................      7,271          6,116
      Other liabilities .............................        482            463
                                                       ---------   ------------
            Total current liabilities ...............     54,931         47,713
                                                       ---------   ------------
Deferred income .....................................      1,681          1,713
Long-term debt ......................................     23,892         21,700
                                                       ---------   ------------
            Total liabilities .......................     77,504         71,126
                                                       ---------   ------------
Minority interest ...................................         43             15
                                                       ---------   ------------
Stockholders' equity:
      Preferred stock, $.001 par value, authorized
        10,000,000 shares; no shares issued and
        outstanding .................................         --             --
      Series A preferred stock, $.001 par value,
        authorized 1share; 1 share issued and
        outstanding .................................         --             --
      Common stock, $.001 par value, authorized
        100,000,000 shares; shares issued and
        outstanding: 68,876,094 at March 31, 2003 and
        December 31, 2002 ...........................         68             68
      Additional paid-in-capital ....................     65,416         65,350
      Accumulated deficit ...........................    (54,495)       (50,490)
      Accumulated other comprehensive loss:
         Accumulated translation adjustment .........    (10,086)       (10,466)
                                                       ---------   ------------
            Total stockholders' equity ..............        903          4,462
                                                       ---------   ------------
      Total liabilities and stockholders' equity ....  $  78,450   $     75,603
                                                       =========   ============

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Dollars in thousands except share data)

                                                         Three Months Ended
                                                              March 31,
                                                         2003           2002
                                                     -----------    -----------

Net sales ........................................   $     4,609    $     7,885
Cost of sales:
   Cost of sales .................................         5,457          7,283
   Write-down of inventory .......................            --            787
                                                     -----------    -----------
              Total cost of sales ................         5,457          8,070
                                                     -----------    -----------
              Gross profit (loss) ................          (848)          (185)
Operating expenses:
   Selling, general and administrative expenses ..         1,861          2,612
   Research and development ......................           363            484
                                                     -----------    -----------
      Loss from operations .......................        (3,072)        (3,281)
Foreign exchange gain (loss) - net ...............           181            (58)
Non-cash interest expense on convertible debt ....           (27)          (502)
Interest income ..................................            27             38
Interest expense .................................        (1,317)          (621)
Other income (expense) - net .....................           157            (27)
                                                     -----------    -----------
             Loss before income taxes and
             minority interest ...................        (4,051)        (4,451)
(Provision for) benefit from income taxes ........            (1)           103
                                                     -----------    -----------
Loss before minority interest ....................        (4,052)        (4,348)
Minority interest in loss of subsidiary ..........            47            270
                                                     -----------    -----------
      Net loss ...................................   $    (4,005)   $    (4,078)
                                                     ===========    ===========
Loss per share of common stock:
Basic ............................................   $     (0.06)   $     (0.07)
Diluted ..........................................         (0.06)         (0.07)
Weighted average shares outstanding:
Basic ............................................    68,876,094     61,415,040
Diluted ..........................................    68,876,094     61,415,040

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(Dollars in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             2003        2002
                                                           --------    --------

Net loss ...............................................   $ (4,005)   $ (4,078)
Other comprehensive income (loss):
  Foreign currency translation adjustments .............        380        (715)
                                                           --------    --------

Total comprehensive loss ...............................   $ (3,625)   $ (4,793)
                                                           ========    ========

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             2003        2002
                                                           --------    --------
Cash flows from operating activities:
   Net  loss ...........................................   $ (4,005)   $ (4,078)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization .......................        827         961
   Deferred income tax benefit .........................         --         (59)
   Foreign currency translation (gain) loss and
     other .............................................        202        (510)
   Non-cash interest expense ...........................         27         502
   Write-down of inventory .............................         --         787
   Change in minority interest .........................         47        (270)
Changes in operating assets and liabilities:
   Accounts receivable .................................        415       4,278
   Other receivables ...................................       (364)     (1,785)
   Inventories .........................................        464      (1,867)
   Prepaid and other current assets ....................        (12)       (468)
   Accounts payable ....................................       (452)        138
   Accrued expenses ....................................        914         586
                                                           --------    --------
      Net cash used in operating activities ............     (1,937)     (1,785)
                                                           --------    --------
Cash flows from investing activities:
   Purchase of property and equipment ..................         (8)     (7,151)
   Reimbursement from government grants ................      3,692         171
   Other, net ..........................................         --        (200)
                                                           --------    --------
      Net cash provided by (used in) investing
        activities .....................................      3,684      (7,180)
                                                           --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common stock ..............         --         157
   Cash contribution from minority shareholders of
     FC Africa .........................................         65          --
   Proceeds from long-term debt ........................        322          --
   Proceeds from notes payable .........................      2,117      10,465
   Repayment of long-term debt .........................     (1,023)       (888)
   Repayment of notes payable ..........................     (4,073)       (105)
   Financing costs .....................................         --        (517)
                                                           --------    --------
      Net cash (used in) provided by financing
        activities .....................................     (2,592)      9,112
                                                           --------    --------
Effect of foreign exchange rates change on cash ........         10          (6)
Increase (decrease)in cash .............................       (835)        141
Cash, beginning of period ..............................      1,392       1,721
                                                           --------    --------
Cash, end of period ....................................   $    557    $  1,862
                                                           ========    ========
Supplemental disclosure:
   Property acquired under capital leases ..............   $    915    $     --
   Cash paid for interest ..............................        489         341
   Cash paid for taxes .................................         22          77

   See accompanying notes to the condensed consolidated financial statements.

                        FIBERCORE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)    PREVAILING MARKET CONDITIONS, GOING CONCERN AND LISTING STATUS

      Prevailing Market Conditions
      ----------------------------

      Demand for single-mode fiber for use in the long haul market has continued to be weak. Prices appear to have stabilized at low levels. Published market studies and industry sources indicate that the demand for single-mode fiber appears to have bottomed out but the current market situation is unpredictable. Demand for fiber to supply the metropolitan access and fiber-to-the-home markets should begin increasing as carriers start to connect the long-haul fiber to the end-user. Multi-mode fiber demand continues to be strong, although prices have continued to decline in this market as well. Multi-mode fiber accounted for approximately 81 % of revenues during the first quarter of 2003 and 52% for the first quarter of 2002.

      FiberCore, Inc. (the "Company", "we", "our" or "us") has experienced a precipitous decline in the South American market and has taken steps to try to offset some of this decline by shifting sales efforts to other markets, by reducing production levels to better match current and expected near-term demand levels, and by shifting, to the extent possible, production to multi-mode from single mode fiber. One market that has shown some stability in demand has been Asia, and we began shipping product into Asia from Xtal FiberCore Brasil, S.A. ("Xtal") in late 2001. However, prices in Asia have declined more sharply than in the rest of the world, as the large fiber manufacturers, including those from Japan and Korea, reduce inventories and attempt to capture volume orders, resulting in current prices below production costs. There have also been some indications that demand is softening in that market as well with the exception of Japan.

       Going Concern
       -------------

      The Company continues to be in violation of certain covenants of its Convertible Debentures and with Algar. These default conditions cause a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH. Accordingly, the Company is also in default on these obligations and Fleet and/or Tyco may accelerate the maturity date of their respective loans and the entire balances would become immediately due. Additionally, Fleet may exercise the provisions of a guarantee given by Tyco International Group S.A. to be paid in full by Tyco and Tyco would then assume Fleet's position as a creditor of the Company. In this case, Tyco would also have the right to assume control of the Company's Board of Directors. Also, as shown in the financial statements, the Company's current liabilities exceeded its current assets by $37,147,000 at March 31, 2003, including $9,250,000 of long-term debt that has been classified as current as a result of being in default. The Company believes it must raise approximately $5 million in additional financing soon and/or restructure some of its obligations to address its liquidity crisis. The Company is also attempting to renegotiate the terms on approximately $18 million in short-term debt and notes payable, including the $9.25 million discussed above, and an additional $3 - $5 million is planned to be shifted to long-term debt based on financing activities associated with the Phase 2 expansion of our German operation. These factors, among others, led our auditors in their opinion included in our recent annual report on Form 10-K to question the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

      The Company is actively pursuing a number of actions to address it ability to continue as a going concern. It has taken and continues to take steps to reduce its cost structure. It has accelerated the development and implementation of new technology, specifically its POVD and other plasma-based technologies, which will have a substantial impact on the production costs and capacity of its optical fiber and preform products. The Company is actively pursuing new business opportunities, including some major projects for Fiber to the Home (FTTH). The Company is also engaged in ongoing discussions with several potential investment groups to raise at least the $5 million in additional capital described above. However, there can be no assurance that the Company will be successful in these efforts and be able to continue as a going concern.

Listing Status
--------------

      On June 3, 2002, the Company received a notice from the Nasdaq Stock Market stating that for 30 consecutive trading days, the bid price for our common stock closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market. The notice indicated that pursuant to applicable rules, the Company was provided with 180 days (i.e. until December 2, 2002), to regain compliance. If at any time before December 2, 2002 the bid price of the Company's common stock closed at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company would have been in compliance with the minimum bid requirement. The Company met initial listing criteria as of December 2, 2002 and was granted an additional 180 day grace period until May 29, 2003, to demonstrate compliance with the minimum bid requirement.

      Additionally, the Company on April 17, 2003 received a notification of delisting from Nasdaq. The Company had not yet filed this Annual Report on Form 10-K with the SEC as of this date due to delays in finalizing the results from its foreign subsidiaries. The Company had previously filed for an extension to file this Annual Report on Form 12b-25, which expired on April 15, 2003. As a result of not timely filing its 10-K, the Company received a Nasdaq staff determination on April 17 indicating that the Company failed to comply with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and further that the Company was late in paying fees to Nasdaq which is a failure to comply with Marketplace Rule 4310 (c) (13), and that its securities would, therefore, be delisted from the Nasdaq SmallCap Market at the opening of business on April 28, 2003. Accordingly, the trading symbol for the Company's securities was changed from FBCE to FBCEE at the opening of business on April 22, 2003. The Company filed for a hearing to contest this determination and the hearing is scheduled for May 22, 2003. The delisting action has been stayed until the hearing date. A delisting could materially and adversely affect the trading market and prices for the Company's securities. If delisted, the Company will endeavor to facilitate trading of its common stock on the OTC-Bulletin Board.

2)    BASIS OF PRESENTATION

      The condensed consolidated balance sheet as of March 31, 2003 and related condensed consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2003 and 2002 included herein have been prepared by FiberCore, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. These statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Results for the first quarter may not be indicative of the full year results.

      The condensed consolidated financial statements do not contain certain information included in the Company's audited financial statements. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year-ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

      The accompanying financial statements for the year ended March 31, 2003 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is experiencing difficulty in generating sufficient cash flows to meet its obligations and is in default under certain loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3)    STOCK OPTIONS

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (dollar amounts in thousands except per share data):

                                                             2003        2002
                                                           --------    --------
Net loss                                                   $ (4,005)   $ (4,078)
Effect of stock based
 compensation expense
 determined SFAS No. 123                                       (256)       (250)
                                                           --------    --------
Pro forma net loss                                         $ (4,261)   $ (4,328)
                                                           ========    ========
Loss per share:
 Basic-as reported                                         $  (0.06)   $  (0.07)
 Basic-pro forma                                           $  (0.06)   $  (0.07)
 Diluted-as reported                                       $  (0.06)   $  (0.07)
 Diluted-pro forma                                         $  (0.06)   $  (0.07)

4)    INVENTORIES

      Inventories consist of the following:

      (Dollars in thousands)

                                                        March 31,   December 31,
                                                          2003          2002
                                                        ---------   ------------

Raw materials                                              $1,736         $2,072
Work-in-progress                                              582            526
Finished goods                                              2,894          2,823
                                                        ---------   ------------
Total                                                      $5,212         $5,421
                                                        =========   ============

      Finished goods inventory reflects write-downs amounting to approximately $3,388,000 in 2002, of which $787,000 related to the first quarter of 2002, to account for the effect of declining prices on single-mode fiber. There were no write-downs of finished goods inventory during the first quarter of 2003.

5)    RESTRICTED CASH

      Restricted cash represents the German Mark (DM) 3,850,000 deposit with Sparkasse Jena securing the loan from Sparkasse Jena of DM 7,700,000. The deposit is reflected in the financial statements in the U.S. Dollar equivalent using the exchange rate in effect at the balance sheet dates. The increase of $79,000 in the balance sheet amount from December 31, 2002 to March 31, 2003 is the result of the exchange rate change. The change is accounted for as an unrealized foreign exchange loss in the condensed consolidated statements of operations.

 6)   EARNINGS PER SHARE

      For purposes of computing Diluted Earnings Per Share (EPS), the Company uses the treasury stock method. Additionally, when computing dilution related to options and warrants, conversion is assumed as of the beginning of each period.

      For the three months ended March 31, 2003 and 2002, assumed conversion of options and warrants would have been anti-dilutive, therefore conversion was not assumed for purposes of computing diluted EPS. For the periods ended March 31, 2003 and 2002, the number of potential common shares from the exercise of options and warrants excluded from the computation were 270,427 and 4,037,897, respectively, since assumed inclusion would also be anti-dilutive.

7)    BORROWINGS DURING THE FIRST QUARTER OF 2003 AND DEFAULTS ON DEBT

      The following describes the borrowing activity for the three months ended March 31, 2003:

      i) $2,093,000 was received from German banks as interim financing. These loans will be repaid from the proceeds of receivables from government grants. The interest rates on these loans range from 6.75% to 8.5% and are collateralized by trade accounts receivable and inventory.

      ii) $24,000 was received by Xtal for working capital purposes at 26.9% interest, collateralized by inventory. The loan is due January 15, 2005.

      iii) FCJ received proceeds from long-term notes amounting to $322,000 from German banks related to the Phase II expansion at FCJ at interest rates from 5.6% to 6.4%, collateralized by land, buildings and equipment. The loans are due March 31, 2011.

      iv) Proceeds of $156,000 were received by Xtal for working capital purposes at 26.9% interest, collateralized by equipment. The note is due November 26, 2003.

      The Company has approximately $2.5 million of principal outstanding against the Convertible Subordinated Debentures issued in January and June of 2002 ("the Debentures"). During 2002, the Company paid $1.5 million in cash payments and reduced the outstanding balance by $1.53 million through the issuance of common stock, and has the option, under certain circumstances, of continuing to issue shares in payment of the Debentures if the shares have been previously registered pursuant to an effective registration statement. The Company is currently unable to pay in registered shares because it does not have an effective registration statement registering sufficient shares for such purpose. The Company has not had sufficient funds to make redemptions of the Debentures since September of 2002 and had received a waiver with respect to such redemptions required through December 1, 2002. Such waiver, however, was conditioned on the Company reaching an agreement with the holders of the Debentures on or prior to December 2, 2002 with respect to re-scheduling redemption payments and collateralizing the Company's obligations. The Company has been engaged in discussions with the holders of the Debentures to reach a revised agreement. However, the Company and the holders of the Debentures have not been able to reach a final agreement and therefore the Company is currently in a state of default with the holders of the Debentures. This causes a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. If an event of default on the Debentures continues, the holders have the right to accelerate the maturity date and the entire balance of $2,467,000 could become immediately due.

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

8)    LEGAL MATTERS

      i) Xtal is party to a 3-year take-or-pay contract expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001 and 2002, Xtal purchased approximately $10,900,000 and $1,118,000 respectively of product under the contact. The contract calls for monthly purchases of preform with 50% of the volume at a fixed price and 50% to be set quarterly based on market prices. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001 and during most of 2002, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement that is not a take-or-pay agreement. The total amount in dispute as of March 31, 2003 is approximately $11,400,000 with approximately $8,750,000 related to the take-or-pay contract. Xtal and the Company have submitted their position to the arbitration panel and the process is on going. The Company anticipates a ruling from the arbitration panel during the second quarter of 2003. However, if Xtal were to ultimately lose, Xtal could be required to purchase the preforms in question and/or pay damages as well as pay the costs of arbitration. In that case, the legal costs of arbitration and any damages required would negatively impact the Company's operating results, but the costs of the material required to be purchased would become part of inventory/cost of sales. This could potentially have a negative operating impact as well, depending on the price of the preforms determined in the arbitration ruling versus the market price of the preforms at the time of the ruling. If Xtal and the Company were to lose in arbitration, and the judgment against the Company was substantial, it could have a significant negative impact on the liquidity of the Company and could potentially put the Company into a state of insolvency.

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

      iii) The Company is currently in litigation with Techman International Corp. ("Techman") and M. Mahmud Awan ("Awan") who controls Techman, relating to certain investments, contracts and other claims. Both parties are seeking approximately $500,000 in cash. In addition, the Company is suing Techman and Awan for the return of shares that have been canceled by the Company because of the failure of Techman and Awan to satisfy certain conditions related to their issuance. The litigation is in the discovery and motion phase. The Company believes that its claims against Techman and Awan are good and that it will ultimately prevail on its claims, but given the uncertainties inherent in litigation, the outcome cannot be predicted with any reasonable certainty at this time.

9)    GOODWILL AND PATENTS

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

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The Company adopted SFAS No.142 beginning with the first quarter of fiscal 2002.

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

      Following are patent costs classified as intangible assets that will continue to be subject to amortization over the patent's expected useful lives, which are generally seventeen years (in thousands of dollars):

                                                As of               As of
                                            March 31, 2003    December 31, 2002
                                            --------------    -----------------

Gross carrying amount                                 $456                 $450
Accumulated amortization                              (104)                 (96)
                                            --------------    -----------------
Net carrying amount                                   $352                 $354
                                            ==============    =================

                                                             Three Months Ended
                                                                  March 31,
                                                               2003       2002
                                                             --------   --------
Aggregate patent amortization expense                        $      8   $     24

Estimated annual patent amortization expense for fiscal years ending (in thousands of dollars):

December 31, 2003                       $26
December 31, 2004                       $22
December 31, 2005                       $22
December 31, 2006                       $22
December 31, 2007                       $22

10)   NEW ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have any impact on the Company's financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will affect any restructuring activities of the Company after January 1, 2003.

      In December 2002, the FASB issue SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure and amendment to SFAS No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that statement. The Company has not adopted the fair value recognition principles for SFAS No. 123; therefore this statement has had no effect upon the Company's consolidated financial condition or results of operations. The Company had adopted the disclosure requirements under SFAS No. 148 as of December 31, 2002 and has included the additional quarterly disclosures required for the Form 10-Q.

      In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation requires certain guarantees to be recorded at fair values and also requires a guarantor to make new disclosures, even when the likelihood of making payment under the guarantee is remote. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interest in variable interest entities ("VIE"). Interpretation 46 is effective for new VIE's established subsequent to February 1, 2003 and must be adopted for existing VIE's by July 1, 2003. The Company does not invest in investment structures that require analysis under the Interpretation and Interpretation 46 has no impact on the Company's consolidated financial condition or results of operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

      The results for the three-month period ended March 31, 2003 include the results of FiberCore Africa (FCAfrica), a 60% owned joint venture. FCAfrica is in start-up mode and has primarily incurred administrative expenses during the first three months of 2003.

      Consolidated sales for the three months ended March 31, 2003 decreased by $3,276,000 or 42% over the same period in 2002. Consolidated sales continued to be negatively impacted by lack of shipments in South America, which is primarily a single-mode market. Overall, single-mode sales were down in all regions, while multimode sales decreased by approximately 10%. Company-wide, the decrease in volume of shipments accounted for $224,000 of the decrease in sales of fiber, while the negative effects of pricing decreases accounted for $2,531,000 of the decrease in sales of fiber. The balance of the difference is accounted for by an increase in preform and other sales of approximately $521,000.

      Gross profit (loss) was $(848,000) or (18)% of sales for the first quarter of 2003, compared to ($185,000) or (2%) of sales for the first quarter of 2002. The $663,000 decrease in gross profit from the first quarter of 2003 is attributable to lower shipment volume in the first quarter of 2003 combined with lower pricing for all products. The Company expects pricing pressure to continue in the near term. Although the Company has reduced costs at both of its fiber manufacturing facilities during 2002 in response to the softening demand, including over a 60% reduction in staffing at it's Xtal facility in Brazil, and currently continues to reduce costs at both locations to address the tight market situation. The Company has also experienced higher production costs during the first quarter of 2003 due to lower than normal yields during January and February at its FCJ facility and production inefficiencies due to the lower production volumes. Gross margins improved significantly in Germany on the strength of a 50% increase in sales over January and February levels. The POVD technology, which will lower costs further, has not been implemented yet due to delays in financing.

      Selling, general and administrative costs ("SG&A") decreased $751,000 or 29% in the first quarter of 2003 compared to the first quarter of 2002 as a result of cost saving measures at all locations during 2002. The Company continues to focus on cost savings in this area.

      Research and development costs decreased $121,000 or 25% in the first quarter of 2003 as compared to the first quarter of 2002. The reduction was due to lower staffing levels in Brazil and reduced spending during the first quarter of 2003 at FCJ. Despite the reduced spending levels, the Company intends to continue its research and development to increase production efficiency, reduce manufacturing costs and develop new products. The Company believes that this investment will result in increased profitability through increased production efficiency.

      Interest expense increased by $696,000, or 112%, compared to the same period in 2002. The increase in the three-month period is the result of higher short and long-term debt compared to the same period in the prior year. Borrowings during the first quarter of $2,439,000 were primarily related to the funding of expansion of manufacturing facilities in Germany and general working capital uses at all locations.

      Net foreign exchange gains were $181,000 in the first quarter of 2003 compared to a loss of $58,000 for the same period in 2002. The gain in 2003 is principally due to the fluctuations in the value of the Brazilian Real versus the Japanese Yen on raw material purchases and the strengthening of the Euro versus the U.S Dollar on the deposit with Sparkasse Jena.

      The Company recorded a tax provision of $1,000 related to the Company's German subsidiaries for the three month period ended March 31, 2003 as compared to a tax benefit of $103,000 for the same quarter in the prior year. The Company has not recorded a tax benefit related to net operating loss carry-forwards for the first quarter of 2003 due to the uncertainty of realization.

LIQUIDITY AND CAPITAL RESOURCES

      As of the date of this Quarterly Report, the Company is currently in default under its Convertible Debentures and with Algar. These default conditions cause a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. Since there is an event of default of the Fleet Credit Facility, Fleet can exercise the provisions of a guarantee given by Tyco International Group S.A. to be paid in full by Tyco and Tyco would then assume Fleet's position as a creditor of the Company. In this case, Tyco would also have the right to assume control of the Company's Board of Directors. Also, as shown in the financial statements, the Company's current liabilities exceeded its current assets by $37,147,000 at March 31, 2003, including $9,250,000 of long-term debt that has been classified as current as a result of being in default. The Company must raise approximately $5 million in additional financing soon and/or restructure some of its obligations to address its liquidity crisis. The Company is also attempting to renegotiate the terms on approximately $18 million in short-term debt and notes payable, including the $9.25 million discussed above, and an additional $3 - $5 million is planned to be shifted to long-term debt based on financing activities associated with the Phase 2 expansion of our German operation. These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

      The downturn in the economy and the telecommunications industry in particular as a result of cutbacks in capital spending, coupled with an overcapacity of installed fiber, affected global demand for single-mode fiber primarily in North America, South America and Europe starting in July, 2001. During 2002, volume and pricing continued to deteriorate through the end of the year. At this point there have been some signs that pricing has stabilized but demand has not as yet shown any recovery.

      The Company had negative cash flow from operations of $1,937,000 and $1,785,000 for the first quarter of 2003 and 2002, respectively The negative cash flow for the period resulted from a loss for the period of $4,005,000 plus depreciation and amortization and other non-cash charges of $1,103,000 and a net positive cash effect of changes in current assets and liabilities of $965,000. Accounts receivable decreased by $415,000 as compared to the end of 2002. Days sales outstanding increased from 50 days at December 31, 2002 to 63 days at March 31, 2003. Inventories decreased by $464,000 as compared to the end of 2002. This decrease was primarily a result of the lower production levels to stay in line with demand. Inventory turnover was approximately 4 times at March 31, 2003 and December 31, 2002.

      The Company has approximately $2.5 million of principal outstanding against the Convertible Subordinated Debentures issued in January and June of 2002 ("the Debentures"). During 2002, the Company paid $1.5 million in cash payments and reduced the outstanding balance by $1.53 million through the issuance of common stock, and has the option, under certain circumstances, of continuing to issue shares in payment of the Debentures if the shares have been previously registered pursuant to an effective registration statement. The Company is currently unable to pay in registered shares because it does not have an effective registration statement registering sufficient shares for such purpose. The Company has not had sufficient funds to make redemptions of the Debentures since September of 2002 and had received a waiver with respect to such redemptions required through December 1, 2002. Such waiver, however, was conditioned on the Company reaching an agreement with the holders of the Debentures on or prior to December 2, 2002 with respect to re-scheduling redemption payments and collateralizing the Company's obligations. The Company has been engaged in discussions with the holders of the Debentures to reach a revised agreement. However, the Company and the holders of the Debentures have not been able to reach a final agreement and therefore the Company is currently in a state of default with the holders of the Debentures. This causes a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. Since there is an event of default on the Debentures, the holders have the right to accelerate the maturity date and the entire balance of $2,467,000 could become immediately due.

      $1.25 million due to Algar associated with the purchase of Xtal was not paid on the due date of December 20, 2002. The Company has held discussions with Algar to defer or otherwise adjust this requirement and these discussions are continuing. However, the Company and Algar have not reached an agreement and therefore the Company is currently in a state of default with Algar under the terms of a Loan Agreement. This causes a cross-default on the Fleet credit facility of $8,500,000 and on a $1,500,000 loan from Tyco International Finance Alpha GmbH and Fleet and/or Tyco could accelerate the maturity date of their respective loans and the entire balances could become immediately due. In the event of a default of the Credit Facility, Fleet could exercise the provisions of a guarantee given by Tyco International Group S.A. to be paid in full by Tyco and Tyco would then assume Fleet' position as a creditor of the Company. In this case, Tyco would also have the right to assume control of the Company' Board of Directors. The result of these current events of default with the Debenture holders and with Algar has caused the Company to reclassify $7,750,000 of the Fleet Credit Facility and a $1,500,000 loan from Tyco International Finance Alpha GmbH from long-term to short-term debt.

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

      The Company currently has a backlog of approximately $37,500,000, down from $41,000,000 at the end of 2002, with approximately $10,750,000 scheduled for delivery during the remainder of 2003. This number may change as a result of re-pricing mechanisms in the Company's contracts and rescheduling due to changing business conditions. All backlog numbers are calculated based on pricing levels in effect as of the date indicated.

      The telecommunications industry has been experiencing a severe downturn in business for the past 2 years, and while industry reports suggest that the industry may be at or near bottom and due to rebound, we are currently unable to predict the timing and/or the magnitude of the improvement. If conditions do not improve and/or we are unable to reduce product costs, the Company will continue to be adversely affected, which could result in continuing pressure on gross margins, further losses and negative cash flows from operations. This could have an impact on the Company's ability to meet its current obligations and to raise additional financing.

      The Company invested $8,000 in new equipment and facilities at the Company's Brazilian subsidiary during the first quarter of 2003 and $915,000 for equipment under a capital lease at its German subsidiary. Grants received related to the expansion in Germany amounted to $3,692,000 during the first quarter of 2003. Grant funds reduce the cost basis of the assets acquired.

      The following describes the borrowing activity for the three months ended March 31, 2003:

      i) $2,093,000 was received from German banks as interim financing. These loans will be repaid from the proceeds of receivables from government grants. The interest rates on these loans range from 6.75% to 8.5% and are collateralized by trade accounts receivable and inventory.

      ii) $24,000 was received by Xtal for working capital purposes at 26.9% interest, collateralized by inventory. The loan is due January 15, 2005.

      iii) FCJ received proceeds from long-term notes amounting to $322,000 from German banks related to the Phase II expansion at FCJ at interest rates from 5.6% to 6.4%, collateralized by land, buildings and equipment. The loans are due March 31, 2011.

      iv) Proceeds of $156,000 were received by Xtal for working capital purposes at 26.9% interest, collateralized by equipment. The note is due November 26, 2003.

CRITICAL ACCOUNTING POLICIES

      The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

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

VALUATION OF LONG-LIVED ASSETS:

      We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations

STOCK OPTIONS:

      See Note 3 to the Condensed Consolidated Financial Statements.

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

      Foreign Currency Risk. FCJ may, from time to time, purchase short-term forward exchange contracts to hedge payments and/or receipts due in currencies other than the Euro. As of March 31, 2003 the Company had no outstanding forward exchange contracts.

      As of March 31, 2003, the Company had a long-term loan denominated in Deutsche Marks ("DM") totaling 7,700,000 DM. The principal of the loan is due at maturity in September of 2006. Interest on the loan is payable quarterly at the fixed rate of 6.25% per annum. A 10% change in the DM exchange rate to the U.S. dollar could increase or decrease the cash flow requirements of the Company by approximately $26,000 for each of the years from 2003 through 2005, and by approximately $19,000 in 2006.

      Substantially all of the Company's sales are through FCJ and Xtal. Additionally, as of March 31, 2003, 68% and 18% of the Company's assets are at FCJ and Xtal, respectively. The Company, therefore, is subject to foreign currency translation gains or losses in reporting its consolidated financial position and results of operations.

      INTEREST RATE RISK. As of March 31, 2003, the Company had long-term loans with variable interest rates in the U.S and Brazil. Loans based on LIBOR are adjusted quarterly. The loans in Brazil are based on Brazilian reference rates. A 10% change in the interest rates on these loans would have increased or decreased the first quarter 2003 interest expense by approximately $36,000.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      The Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures pursuant to Exchange Act
Rule 13a-14 within the last 90 days. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the disclosure controls and procedures are functioning as intended to ensure that the information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      i) Xtal is party to a 3-year take-or-pay contract expiring in June 2003, with Shin Etsu for the delivery of single-mode preforms to Xtal. In 2001 and 2002, Xtal purchased approximately $10,900,000 and $1,118,000 respectively of product under the contact. The contract calls for monthly purchases of preform with 50% of the volume at a fixed price and 50% to be set quarterly based on market prices. There are provisions in the contract that provide for exceptions for both parties regarding the requirements to ship or purchase preforms. In the fourth quarter of 2001 and during most of 2002, Xtal elected not to take most of the contracted volume under one of these provisions. Shin Etsu is contesting Xtal's interpretation of the contract and has submitted a claim to arbitration relative to this volume and additional volumes under a non-related agreement that is not a take-or-pay agreement. The total amount in dispute as of March 31, 2003 is approximately $11,400,000 with approximately $8,750,000 related to the take-or-pay contract. Xtal and the Company have submitted their position to the arbitration panel and the process is on going. The Company anticipates a ruling from the arbitration panel during the second quarter of 2003. However, if Xtal were to ultimately lose, Xtal could be required to purchase the preforms in question and/or pay damages as well as pay the costs of arbitration. In that case, the legal costs of arbitration and any damages required would negatively impact the Company's operating results, but the costs of the material required to be purchased would become part of inventory/cost of sales. This could potentially have a negative operating impact as well, depending on the price of the preforms determined in the arbitration ruling versus the market price of the preforms at the time of the ruling. If Xtal and the Company were to lose in arbitration, and the judgment against the Company was substantial, it could have a significant negative impact on the liquidity of the Company and could potentially put the Company into a state of insolvency.

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

      iii) The Company is currently in litigation with Techman International Corp. ("Techman") and M. Mahmud Awan ("Awan") who controls Techman, relating to certain investments, contracts and other claims. Both parties are seeking approximately $500,000 in cash. In addition, the Company is suing Techman and Awan for the return of shares that have been canceled by the Company because of the failure of Techman and Awan to satisfy certain conditions related to their issuance. The litigation is in the discovery and motion phase. The Company believes that its claims against Techman and Awan are good and that it will ultimately prevail on its claims, but given the uncertainties inherent in litigation, the outcome cannot be predicted with any reasonable certainty at this time.

ITEMS 2-5.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

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

      (b)   REPORTS ON FORM 8-K

            o     Current Report on Form 8-K filed February 24, 2003

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


                                        FiberCore, Inc.
                                        ---------------
                                         (Registrant)


Date: May 22, 2003                      /s/ Dr. Mohd A. Aslami
                                        ----------------------------------------
                                        Dr. Mohd A. Aslami
                                        Chairman, President and Chief Executive
                                        Officer
                                           (Duly Authorized Officer)


Date: May 22, 2003                      /s/ Robert P. Lobban
                                        ----------------------------------------
                                        Robert P. Lobban
                                        Chief Financial Officer and Treasurer
                                            (Principal Financial Officer)

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


      Date: May 22, 2003                /s/ Mohd A. Aslami
                                        ----------------------------------------
                                        Mohd A. Aslami
                                        Chairman, President and Chief
                                        Executive Officer

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


      Date: May 22, 2003                /s/ Robert P. Lobban
                                        ----------------------------------------
                                        Robert P. Lobban
                                        Chief Financial Officer